Form 10KSB
period 2001-12-31
A TIME TO GROW INC
filed 2002-03-28
CIK 1136725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-73872

A Time To Grow, Inc. (Name of small business issuer in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-0649310 I.R.S. Employer Identification No.)

1240 Blalock Rd., Ste. 170, Houston, Texas (Address of principal executive offices)	77055 (Zip Code)

Issuer's telephone number (713) 249-1428

Securities registered under Section 12(b) of the Exchange Act:

Title of each class: None	Name of each exchange on which registered: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.0001 (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

State issuer's revenues for its most recent fiscal year:  None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  At December 31, 2001 we have 555,000 shares issued and outstanding to non-affiliates.  Our stock has not yet begun to trade on an exchange and there is no current bid or ask price.  Application for trading on the Nasdaq OTC Bulletin Board has been made but not yet approved.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,630,000 as of February 28, 2002.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

1

PART I

Item 1. Description of Business.

Company Overview

    We are a development stage company.  We provide Web-based courses and services designed to meet the training needs of business, small and home offices and individuals. We offer a high-quality, interactive learning experience over our customer’s computer networks and Internet browser.  Our courses allow users to learn in a self-paced and flexible manner anywhere and at any time.  Our catalogue of courses includes over 400 class choices on a broad range of topics including information technology, desktop computing, business skills and home office and business principals and practices.  We distribute our courses directly over the Internet.  We believe our extensive course offerings, unique pricing model and high-exposure marketing will earn us a significant position in the e-Learning market.

    A Time To Grow, Inc., was incorporated on June 28, 2000 in Houston, Texas, as a Texas Corporation.  We may be contacted by writing to: A Time To Grow, Inc., 1240 Blalock Road, Suite 170, Houston, Texas 77055.   Any reference in this document to “the Company,” “we” or “us” refers to A Time To Grow, Inc.  We are a development stage company that has been built and developed by The Internet Business Factory, Inc., an Internet incubator.  Our Web site is www.ATimeToGrow.com.

Description of Our Courses

We provide online training and education, or e-Learning, targeted at the consumer education market.  The customer takes the courses selected through an Internet browser interface and does not need to download or take possession of our software or content during the process.  The courses are delivered using an Application Service Provider (ASP) model.  When fully implemented, we will offer three categories of online training materials aimed at three inter-related markets.  We have a Content License and Service Agreement with PG Technology, Inc. of Houston, Texas for the content we currently provide.  As an initial payment for this content agreement, we gave stock, which we valued at $18,000 to the owner of PG Technology and $30,000 in other value paid by a shareholder to secure access to the content licenses.  We issued a note to the shareholder for this amount which we must pay in the future.  (See the financial statements included later in this report.)  When our common stock reaches a market price of $0.20 or greater, the stock that we issued will be credited as payment in full for these content licenses. Under this agreement, we have up to 2,000 subscription licenses available for over 400 complete courses.  For the first 1,000 licenses that we sell prior to the time at which our stock reaches a market price of $0.20 per share, we will pay PG Technology their actual cost for the courses plus 10%.  The second 1,000 subscriptions will be provided to us at no additional cost under the terms of the agreement because of the payment in stock that we made.  A copy of this agreement has been filed as an exhibit to the SB-2 Registration statement which was declared effective on January 9, 2002.

  The “lifelong learning” segment; this product is sold on a subscription basis, which offers unlimited access to one of three content categories: The Institute of Technology; The School of Business; or the College of Personal Development.

  The Continuing professional education” segment; this product will address the needs and interests of those professionals who are required to take continuing education classes each year to maintain their license or certification.

  The Corporate training” segment; this product provides a platform for companies to use in delivering their proprietary training materials to employees, customers, vendors or consumers.

1. Lifelong Learning.  The lifelong learning content we provide is organized into three topical categories:  The Institute of Technology; The School of Business; and The College of Personal Development.  Each category will contain hundreds of classes to which a user can subscribe and receive unlimited access for a monthly subscription fee.

A. The Institute of Technology.  The Institute is to be the most robust of the content categories we offer.  Today we can deliver over a hundred interactive technical classes covering topics such as programming languages, Web design, management information systems, MCSE certification and much more.  We will continue to add to the catalogue of courses available through the Institute of Technology as funds are available.

B.  The School of Business.  Small business and home business owners must make legal and financial decisions related to a diverse body of knowledge.  These decisions include the type of entity they should use; how to create financial statements; how to write a business plan; how to obtain financing or what labor and employments laws apply to their business. The School of Business is being designed to address the practical needs of small business owners.  Classes will be provided in practical subject matter dealing with core areas of small business operations.  In addition, desktop-computing classes, such as word processing, accounting, and other office software classes will be available through the school of Business

C. College of Personal Development.  In this category, classes related to family, retirement, relationships, child rearing and personal finance will be offered.  In addition, subscribers will be able to explore classes related to life’s deeper meaning and purpose, travel, languages and the arts.  There will also be materials aimed at the tutoring needs of primary and secondary school students.

2. Professional Education.  Millions of professionals are required to take continuing education classes each year to maintain their professional certification.  This includes lawyers, accountants, nurses, realtors, teachers, engineers and many others.  These professionals are often pressed for time and resources and are looking for flexible efficient options for professional training.   We will use professionals in each category to write courses that address current needs of such professionals for relevant content, which we will deliver through our online training program.  As these courses are developed we will apply for approval from the relevant state licensing board for the professional specialization to which the course applies.   Professionals generally cannot get credit for taking courses unless they are approved by the state professional organization to which they belong.

3.    Corporate Training.  Corporate training is currently a multi-billion dollar business in the United States.  It is moving to online delivery of content faster than any other educational category because businesses are driven by cost efficiencies.  We are preparing to deploy corporate training software, which will allow us to support the needs of business clients who want us to host and deliver proprietary content to employees, vendors, customers and consumers.  In addition, many corporations will want to deliver our off-the-shelf office and/or technology courses to their employees.   This allows the employee to access information when it’s needed and reduces the need for costly off-site training.

           We currently only offer courses in the Lifelong Learning category and there only under the Institute of Technology and the School of Business.   We will focus on marketing the courses we have available in these two categories before expanding into the professional education and corporate training sectors.

          Our Growth Strategy

           In today’s rapidly changing and competitive business environment, business leaders recognize that employee training can provide a significant competitive advantage.  In order to gain this advantage, businesses are investing increased amounts in training courses.  International Data Corporation estimated, in July of 2000, that the U.S. corporate market for training and education presented over the Internet will increase from $550 million in 1998 to over $11.4 billion by 2003, an 83% compound annual growth rate.  We believe that Web-based training will be attractive to businesses and individuals due to its flexibility, convenience and ease of use.  In addition, online training often proves more economical than traditional training alternatives.  Historically, training courses have been marketed primarily to large organizations.  However, with the rapid adoption of the Internet in all businesses, it is now economically feasible to provide high quality training to individuals, small business and home business owners.

            We obtain our content from third parties.  This enables rapid, cost-effective course creation and allows us to deliver a much larger variety of courses to our subscribers than would be possible if we attempted to develop all of our courses ourselves.  By using third-party content, we can create a large number of courses covering a variety of topics without the expense of maintaining a large editorial and research staff.  We are also able to respond more quickly to changing client needs.

            Our highly interactive courses allow users to learn by experience, offering frequent opportunities for practice in the form of simulations and exercises.  We also incorporate graphics and animation to gain and maintain user’s interest throughout each course.  We present all our courses in a standard format that enables users to become familiar with the course interface, and enhancing ease of use.  Our technology keeps track of user’s progress throughout a course.  This enables users to stop working at any time while taking a course and later resume, without losing any information and without having to start over from the beginning.

            Our courses can also be used as an ongoing reference source.  Each course contains an index that allows users to go directly to the information they want to use without working through the other portions of the course.  This immediate access to specific course content reduces training time by allowing users to focus on those areas in which they possess specific interest.

            Our diverse online catalog includes courses designed to meet the training needs of large and small businesses and other organizations as well as home office users.  Approximately 80% of our courses relate to information technology and desktop computing topics.  We also offer courses related to small business policy and operations.

In addition, we expect our growth to be driven, in large part, by future acquisitions.   We intend to identify and contact other e-learning, training and education businesses that we feel would be compatible with our business model and to seek, through those discussions and the ensuing negotiations, the acquisition of compatible companies.  Our plan is to focus on the e-learning sector, however if presented with acquisition opportunities in other sectors that we feel help us grow and enhance shareholder value we may consider those opportunities as well.

            Analysis of our Market

WR Hambrecht & Co., in an industry report published in March 2000, estimates the training and education market at $772 billion in the US; the corporate training market at $66 billion and the professional education market at $12 billion.  The training and education sectors combined represent 9% of the GNP, second only to health care.  A 1999 benchmark study of 501 U.S. companies, conducted by the American Society of Training and Development, shows a year-to-year increase in spending on e-Learning and a direct relationship between company performance and spending on training.  When a company spends more on training, it reports improvements in business performance.  The study also shows that higher performing companies provide training to a greater percentage of their employees.

Researcher Brandon Hall, PhD, notes that, “[b]oth information technology and telecommunications are driving the need for e-Learning and at the same time creating the means to accomplish it.   If knowledge is a corporate asset, then training must be viewed as both a strategic initiative and competitive advantage.”  Online training is proving to be more cost effective, more time efficient and more effective as a training media than traditional alternatives.  He reports a 1995 study, which found that a traditional 28-hour lecture/lab class could be taught in 11.2 hours online – a 60% time savings for the employee.  (Mr. Hall provides information and analysis of the eLearning sector at his Web site: www.Brandon.Hall.com).  Fortune magazine reports that, “online learning costs on average about half as much as traditional classroom training.”  Fortune, May 14, 2000.

WR Hambrecht reports that, “In the last four decades, economic and technological forces have transformed the U.S. economy from a production-based economy to a service-based economy.  In the old economy, corporate value and value creation were defined primarily through physical and financial results.  The new economy puts a premium on intellectual capital.  However, the life of knowledge and human skills today is shorter than ever, increasing the pressure to remain at the forefront of education and training throughout a career.  In the midst of globalization and technological revolution, four-year degrees are just the beginning of a forty-year continuing education.  Life-long learning may be considered merely a buzzword today, but we believe it will become an imperative.

           Our market opportunity.

We believe that Web-based learning is a most attractive training alternative for business and educational tool for individuals.  Today’s business environment changes rapidly with many of those changes being driven by changes in technology.  Businesses and individuals seeking to compete in this changing environment often look for efficient training and educational materials.  Our courses can be accessed at home or at the office so learning can take place in the most cost-efficient environment.

Historically, training products and seminars have been marketed primarily to large organizations because they are the largest individual customers of training.  However, with the rapid adoption of the Internet and the growing importance of technology, more individuals and small businesses are now required to learn new technologies.

We believe that new opportunities exist in these markets that have not been fully developed by competitors.  The needs of businesses and individuals to compete in a technologically driven business climate has created a new consumer market for technical training and education products.  Small business owners and their employees face technical challenges with desktop computing and office technology.

Our courses and business model allow us to address this small business and consumer market effectively.

Our Competitive Strengths

We believe that our competitive strengths include:

  We offer a broad variety of courses.  Our more than 400 courses give users a wide range of topics to chose from.  In most subjects we offer a number of courses from introductory to advanced levels.

  Our Web-based courses are cost-effective.  Clients have the option of subscribing to our entire catalog of online courses for a single monthly fee.  This gives the user unlimited access to our courses.

  We have multiple Sales and Marketing Channels.  We currently market our courses through our Web site and in partnership with online service providers.  We are also planning to produce an infomercial to mass-market our product to the consumer markets.  In addition, we will have direct sales agents who will be paid on a commission basis for sales of our product

  We obtain our courses from third-party vendors.  We obtain the content for our courses from third-party vendors.  This gives us rapid access to new courses and new content as it is developed.  By using third-party vendors for our courses, we can offer a large number of courses without incurring significant capital costs for course development.

  Our business is easily scalable.  Under our current vendor agreement, we only have to pay for new content as we acquire new customers, we can add new customers easily and quickly.  We do not have to make a large investment in new content or software licenses related to the acquisition of new customers.  As we grow we expect to invest in the development of proprietary content which will require a significant capital expenditure before customers are acquired.

We may encounter problems similar to those recently experienced by other Internet Companies.

The Internet provides a global connection to millions of computers that enable businesses, educational institutions, non-profits and families to access and share information.  The educational content we provide will be delivered over this network.  The Internet was born in an academic environment in 1969 when universities first connected their super-computers using Internet protocols.  Today, commercial organizations and individual users dominate the Internet because recent changes which include improved processor speeds, more powerful Web browsers and greater bandwidth have allowed the Internet to become an integral part of many people’s business and personal lives.  Yet these same changes have provided a platform upon which e-Learning has now become one of the fastest growing segments of the Internet economy.

Despite the rapid growth of Internet usage and the continued introduction of new technologies, a large number of Internet companies have announced reduced earnings projections, layoffs and even closures in the last two years.  Stocks of Internet companies have generally declined in the previous two years due to a number of factors including “irrational exuberance” in the public markets prior to the slowdown in the market; large losses incurred by many Internet companies; a tightening of the financial markets, a loss of consumer confidence and investor confidence and the inability to establish profitable operations.

Our results and success in the marketplace will be affected by market conditions, public perception of Internet companies and the success or failure of competitors in the e-Learning business sector.

Competition

There are a significant number of competitors in the e-Learning space including some well-financed and well-established public companies.  Most current competitors have focused their business model on marketing products to Fortune 1,000 companies or academic courseware.  There are fewer large competitors targeting the general consumer market we target.  However, competition will affect our ability to gain market share and succeed with our business model.

The online training market is highly fragmented, with no single competitor accounting for a dominant market share.  However, competition is intense.  There are no significant barriers to entry in this sector and new competitors could enter the market quickly.  Companies with significantly greater financial resources are acquiring competitors and consolidating market share.  This will create additional competition for us.  We believe that that the following factors will shape competition in the months ahead.

1) the ability to provide an effective training solution that meets the perceived need of clients;
2) the variety and quality of course offerings;
3) competitive pricing;
4) the quality of customer service;
5) brand recognition and company reputation;
6) the success of our marketing strategies.

Item 2. Description of Property.

We own no real property.  We currently do not occupy office space.  Through our founding shareholder, Jonathan Gilchrist, we have available to us approximately 1,000 square feet of office space and high-speed Internet connection and equipment that we expect to be sufficient to implement our business plan over the course of the next year.  Our servers and content are co-located at PG Technology, Inc. in League City Texas.

Item 3. Legal Proceedings.

We are not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against us is contemplated, threatened or expected.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to security holders during the fourth quarter of the fiscal year covered by this report

1

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

During the period covered by this report, there has been no public market for the shares of our common stock.  During the period we filed a registration statement on Form SB-2 which included the registration of all currently issued and outstanding shares of common stock by the selling shareholders.  In addition, this registration statement included the registration of 6 million shares, which we may have the right to sell in the future to Goldbridge Capital, LLC our underwriter for the Rule 415 shelf offering of these shares.  The registration statement was declared effective by the SEC on January 9, 2002.  We have made application to trade on the Nasdaq OTC Bulletin Board but have not, as of the date of this filing, been approved for trading.

SECURITY HOLDERS

     At December 31, 2001 there were 2,630,000 shares our common stock outstanding, which were held by approximately 25 shareholders of record.  In addition, we have registered 6 million shares of common stock which we may in the future put to Goldbridge Capital under the investment agreement discussed in detail in our prospectus which you may view at www.SEC.gov or which you may request from the Company.  We are authorized to issue up to 50 million shares of common stock with a par value of $0.0001.

DIVIDEND POLICY.

We have not paid any dividends on our common stock, and it is not anticipated that any dividends will be paid in the foreseeable future.  Our board of directors intends to follow a policy of using retained earnings, if any, to finance our growth. The declaration and payment of dividends in the future will be determined by our board of directors in light of conditions then existing, including our earnings, if any, financial condition, capital requirements and other factors.

(i)  Voting Rights – Each of our shareholders of common stock is entitled to one vote for each share held of record on all matters submitted to the vote of stockholders, including the election of directors.  All voting is noncumulative, which means that the holders of fifty percent (50%) of the shares voting for the election of the directors can elect all the directors.  The Board of Directors may issue shares for consideration of previously authorized but unissued stock without stockholder action
..

(ii)

Dividend Rights – The holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at such times and in such amounts as the Board of Directors may determine to be in the best interests of the shareholders.

(iii)

Liquidation Rights – Upon liquidation, the holders of the common stock are entitled to receive pro rata all of the assets available for distribution to common shareholders.

(iv)

Preemptive Rights – Holders of common stock are not entitled to preemptive rights.

(v)

No conversion rights, redemption rights or sinking fund rights exist for holders of the common stock.

No material potential liabilities are anticipated to be imposed on stockholders under state statutes.  Certain Texas regulations, however, require regulation of beneficial owners of more than 5% of the voting securities.  Stockholders that fall into this category, therefore, may be subject to state regulation and compliance requirements.

Additional Information Describing Securities

     For additional information regarding our securities, you may view our Articles of Incorporation and By-laws which are available for inspection at our offices or which can be viewed through the EDGAR database at http://www.sec.gov as exhibits to the registration statement on Form SB-2.  You may also choose to review applicable statutes of the state of Texas for a description concerning statutory rights and liabilities of shareholders.

Reports to Shareholders

We will furnish to holders of our common stock annual reports containing audited financial statements examined and reported upon, and with an opinion expressed by, an independent certified public accountant. We may issue other unaudited interim reports to our shareholders as we see as appropriate.

The Penny Stock Rules

Our securities may be considered a penny stock. Penny stocks are securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ stock market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell penny stock securities to persons other than established customers and accredited investors.  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of penny stock securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules” require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell our securities and may have the effect of reducing the level of trading activity of our common stock in the secondary market. The foregoing required penny stock restrictions will not apply to our securities if our market price is $5.00 or greater. The price of our securities may not reach or maintain a $5.00 price level.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read along with our financial statements, which are included in another section of this document.  This discussion contains forward-looking statements about our expectations for our business and financial needs.  These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations.  The cautionary statements made in this Report should be read as applying to all forward-looking statements in any part of this prospectus.

We were incorporated on June 28, 2000 as a Texas Corporation. Our principal office is located at 1240 Blalock Road, Suite 170, Houston, Texas 77055.  Any reference in this document to “the Company,” "our", “we” or “us” refers to A Time To Grow, Inc.   We provide Web based courses and services designed to meet the training needs of individuals, businesses and organizations.  We sell our courses on the Internet and through direct sales channels.  We derive our revenue from subscriptions to our course content.  Our expenses consist primarily of marketing costs, cost of procuring goods from third parties, management expenses and product development costs.  We intend to invest funds received under the Goldbridge Investment Agreement, if any, in the development of additional courses and in the production of an infomercial describing and marketing our product offerings.

As of December 31, 2001, we had cash reserves of $470 and no other liquid assets or resources.  Our liabilities consisted primarily of a Note due to a shareholder, Jonathan Gilchrist, in the amount of $35,255 for his having paid $30,000 of the Company’s obligation to acquire its initial course licenses during 2000 and loaned the Company $5,255 during 2001.  Unpaid principal is payable on demand.  Interest will begin to accrue on December 31, 2002 at a rate of 9% if we have not repaid the principal by that date.  This note is secured against the assets of the Company.

We have been dependent on The Internet Business Factory, Inc., (“IBF”) an Internet incubator, to provide sufficient working capital for operations, product development and deployment of our products at all times prior to June 30, 2001.  We have been responsible for our own expenses and development following that date.  If we are not able to raise sufficient capital through our investment agreement with Goldbridge Capital or through other investment activity, we may not be able to successfully implement our business plan.  We may need to depend upon shareholder loans or investment to fund operations.

We began the development of our product, Web sites and content resources in late June of 2000.  Because we have not launched the marketing of our product to date, we did not have any revenues or profits in 2000 or 2001. We have not yet realized revenue from the sale of our products and have been dependent on capital contributions and our incubator company to cover operational and development costs.  We expensed a total of $58,126 in all aspects of the business during the period ending December 31, 2000, and $46,414 during 2001.  In addition, we have capitalized software development costs of $21,600 as of December 31, 2000 and $31,667 less accumulated amortization of $8,796 as of December 31, 2001.  These were our development stage costs for developing our website.  During these periods we were able to use common stock to pay for most of these expenditures.  We issued 1,265,000 shares of common stock to our founders for their ideas and consulting services to launch our company.  These initial shares were valued at the stock’s par value of $0.0001 per share, or a total of $126.  We issued 750,000 shares of common stock to IBF for the services they would render in providing management, development, software and marketing services.  These shares were non-forfeitable and fully vested when issued.  IBF remains a beneficial owner of over 5% of our common shares.  These shares were valued at $0.10 per share, or a total of $75,000.  Based on personnel and other charges incurred on our behalf by IBF, they charged us $60,600 in 2000 against the $75,000 prepaid expense that we had from issuing them this stock.  In the first two quarters of 2001, IBF charged us $14,400 against this prepaid expense for additional costs incurred on our behalf.  Also in 2000, we issued 250,000 shares of common stock to Tommy Waldrop, the owner of PG Technology, for technology services and Web hosting as well as for the provisioning of our course content.  These shares were valued at $0.10 per share, or a total of $25,000.  In  2001, we issued 260,000 shares of common stock to five other individuals or entities for services they provided in the development and deployment of our products and business.  These shares were valued at $0.10 per share or a total of $26,000.

We had a net loss of $58,126 for the period ending December 31, 2000 and a net loss of $46,414 in 2001.  This represents a loss of $0.03 per share for the period ending December 31, 2000 and $0.02 per share for 2001.  We have very limited liquidity and have been dependent on The Internet Business Factory for the development and deployment of our product, software platform and content.

We have developed our Web site and e-commerce tools, and have obtained the contract rights for up to 2,000 licenses for course content to populate the site for the Institute of Technology.  We feel that we are now ready to begin the process of delivering our product to the marketplace and that this can be done profitably if we complete our funding goals.  If we are unable to procure funding we may not be able to complete the development of our business plan and may not be able to continue as a going concern.

Plan of Operations

On March 13, 2001, we entered into an Investment Agreement with Goldbridge Capital which will allow us, subject to specific conditions, to put or sell up to $6 million of our common stock to them over a two year period.  In order to sell this stock to Goldbridge Capital under the Investment Agreement we must have an effective registration statement on file with the SEC, we must have sufficient liquidity in our stock and we must meet certain other minimum requirements under the agreement.  This agreement is discussed in greater detail in our prospectus and has been filed as an exhibit to our registration statement on Form SB-2 which is available at www.sec.gov or upon request from the Company.   We plan to use the proceeds that we may receive from the sale of shares to Goldbridge Capital to market our products using an infomercial and to implement our business plan.  We anticipate production costs of $75,000 for the infomercial and a minimum media investment of $150,000 for airtime.  In addition, we will begin to develop our own proprietary content in addition to the content we provide from third-party outside vendors.  If the infomercial is successful, we expect sales revenue to be sufficient to make us profitable within one year.  We would define success, in this regard, as the procurement of 50,000 or more subscribers.  With these funds we will expand the variety of content we are able to offer and begin the process of developing proprietary content that will be owned by us.

Despite our efforts, we may not be successful in implementing our vision based on the recent trends within the Internet industry, particularly with respect to consumer oriented content providers and e-commerce companies.  Beginning in early 2000 and continuing into 2001, a significant number of these companies began to experience financial difficulties, which included dropping share prices, layoffs or closures and lack of profits.  In addition, many Internet companies have sought combination with their competitors or with more traditional Brick-and-mortar” companies in an effort to survive.  Many Internet companies are running deep losses and have spent heavily on marketing, customer acquisition, personnel and product development only to experience cash shortages prior to reaching profitability.  We may be affected by similar market conditions.

Liquidity and Capital Resources

In 2000 and the first two quarters of 2001, we were funded and operated completely within the confines of an Internet incubator, The Internet Business Factory, Inc.  We depended on the liquidity and resources of the incubator for all development, personnel, licensing, hardware, bandwidth and operating costs.  As of December 31, 2000, we had total assets of $84,000 and $30,000 in current liabilities.  As of December 31, 2001 we had total assets of $71,341 and $36,255 in current liabilities.  We had a net loss of $58,126 for the period ended December 31, 2000 and $46,414 for 2001.  Negative cash flow from operating activities for the periods ended December 31, 2000 and December 31, 2001 were $42,000 and $6,285 respectively.

To fund the development and implementation of our business plan, we issued 1,260,000 shares of common stock for services, including 750,000 shares issued to the Internet incubator.  In addition, we sold 105,000 shares of common stock to accredited investors under an exemption to registration for $13,500.   We issued a promissory note for $35,255 to the principal founding shareholder for a payment made on our behalf and for cash funds loaned to us.

As of December 31, 2001 we do not have significant financial commitments or capital requirements we must meet to continue operations, other than the $35,255 note payable to a shareholder and accrued costs of $1,000 payable to a third party.  We will need cash to implement our marketing program and produce an infomercial but these are not current, fixed obligations.

We are not currently seeking financing from any source other than from the Investment Agreement with Goldbridge Capital.  We do not currently have plans to seek additional financing until we are able to evaluate the effectiveness of this Agreement.  We will have to succeed in our financing activities in the year ahead in order to complete and execute on our business plan.  Our working capital requirements and cash flow from operations are expected to vary from quarter to quarter, depending on the success of marketing activities, operating expenses, capital expenditures and other factors.  We will need to raise substantial additional capital in order to succeed and to continue in business.  Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon external sources for liquidity.  As of December 31, 2001, our sources of external and internal financing are limited.  Our primary source of capital is currently our founding shareholder, Jonathan Gilchrist and a limited number of accredited investors.

In 2001 we received a total of $1,500 from a total of ten accredited investors who purchased a total of 15,000 shares of our common stock at $0.10 per share.  These shares were issued under an exemption from registration contained in Section 4(2).

We anticipate production costs of $75,000 for an infomercial and a minimum media investment of $150,000 for air time.  If the infomercial is successful, we would hope to invest in significantly larger amounts of air time.  We will also need funds for operating costs, course development and marketing costs.  We estimate that we will need to realize a minimum of $650,000 from the Goldbridge investment agreement in the next 18 months to achieve our minimum business goals and to reach profitability.

Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we do not have significant cash or other material liquid assets, nor do we have an established source of revenue sufficient to cover our operating costs and to allow us to continue as a going concern.  We may, in the future, experience significant fluctuations in our results of operations.   We will be required to obtain additional debt and equity financing or our illiquidity could suppress the value and price of our shares if and when a market for those shares becomes available.  However, our offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of our business plan.  Our current working capital is not sufficient to cover cash requirements for 2002 or to bring us to a positive cash flow position.  It is possible that we will never become profitable and will not be able to continue as a going concern.

Item 7. Financial Statements.

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Directors of

A Time to Grow, Inc. (A Development Stage Company)

Houston, Texas

We have audited the accompanying balance sheets of A Time to Grow, Inc. (A Development Stage Company) as of December 31, 2001 and 2000, and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2001, the period June 28, 2000 (date of inception) to December 31, 2000, and the period June 28, 2000 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A Time to Grow, Inc. (A Development Stage Company) at December 31, 2001 and 2000, and the results of its operations and its cash flows for the year and period then ended and from June 28, 2000 (date of inception) to December 31, 2001 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As reflected in the financial statements, the Company has incurred substantial losses during its development stage and is experiencing liquidity problems associated with its lack of operations and working capital, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully discussed in the accompanying financial statements, the Company has entered into material agreements and contracts with related individuals and entities owned by related individuals that have resulted in material transactions and balances with these related parties.  The Company purchased nearly all of its assets and expenses from such individuals and entities.

/S/ Harper & Pearson Company

Houston, Texas

March 21, 2002

A TIME TO GROW, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31,	December 31,
	2001	2000
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 470	$ -
Course content licenses	48,000	48,000
Prepaid expenses	-	14,400

TOTAL CURRENT ASSETS	48,470	62,400

SOFTWARE DEVELOPMENT COSTS
Web site	31,667	21,600
Less: accumulated amortization	(8,796)	-

	22,871	21,600

TOTAL ASSETS	$ 71,341	$ 84,000

LIABILITY AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Loan from shareholder	$ 35,255	$ 30,000
Accrued liabilities	1,000	-

TOTAL CURRENT LIABILITIES	36,255	30,000

SHAREHOLDERS' EQUITY
Common stock $0.0001 par value, 50,000,000 shares authorized 2,630,000 and 2,355,000 shares issued and outstanding, in the respective periods	263	235
Additional paid-in capital	139,363	111,891
Amounts accumulated during the development stage	(104,540)	(58,126)

TOTAL SHAREHOLDERS' EQUITY	35,086	54,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 71,341	$ 84,000

See accompanying notes.

A TIME TO GROW, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 AND

JUNE 28, 2000 THROUGH DECEMBER 31, 2000

December 31,	December 31,	Inception
2001	2000	to Date

REVENUES	$ -	$ -	$ -

EXPENSES
Operating and organizational costs	127	-	127
General and administrative	10,158	-	10,158
Related party expenses:
Operating and organizational costs	7,333	58,000	65,333
General and administrative	20,000	126	20,126
Amortization expense	8,796	-	8,796

	46,414	58,126	104,540

NET LOSS	$ (46,414)	$ (58,126)	$ (104,540)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.02)	$ (0.03)	$ (0.04)

WEIGHTED AVERAGE NUMBER OF SHARE OUTSTANDING	2,606,630	2,059,973	2,421,440

See accompanying notes.

A TIME TO GROW, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2001 AND JUNE 28, 2000 THROUGH DECEMBER 31, 2000

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Amounts Accumulated During the Development Stage	Total

BALANCE, At inception	-	$ -	$ -	$ -	$ -

Issuance of Common Stock to Founders for Services	1,265,000	126	-	-	126

Issuance of Shares for Services and Course licenses	1,000,000	100	99,900	-	100,000

Sale of Common Stock	90,000	9	11,991	-	12,000

Net Loss	-	-	-	(58,126)	(58,126)

BALANCE, December 31, 2000	2,355,000	235	111,891	(58,126)	54,000

Issuance of Shares for Services	260,000	26	25,974	-	26,000

Sale of Common Stock	15,000	2	1,498	-	1,500

Net Loss	-	-	-	(46,414)	(46,414)

BALANCE, December 31, 2001	2,630,000	$ 263	$ 139,363	$(104,540)	$ 35,086

See accompanying notes.

A TIME TO GROW, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2001 AND JUNE 28, 2000 THROUGH DECEMBER 31, 2000

December 31,	December 31,	Inception
2001	2000	to Date

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$ (46,414)	$ (58,126)	$ (104,540)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization	8,796	-	8,796
Common stock issued for founder services, other services, and course licenses	15,933	78,526	94,459
Changes in Operating Assets and Liabilities:
Course content licenses	-	(48,000)	(48,000)
Prepaid expenses	14,400	(14,400)	-
Accrued liabilities	1,000	-	1,000

Net Cash Used in Operating Activities	(6,285)	(42,000)	(48,285)

CASH FLOW FROM INVESTING ACTIVITIES
Web site development cash costs	__________-	__________-	__________-

Net Cash Used in Investing Activities	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Common stock issued for cash	1,500	12,000	13,500
Loan from shareholder	5,255	30,000	35,255

Net Cash Provided by Financing Activities	6,755	42,000	48,755

NET INCREASE IN CASH AND CASH EQUIVALENTS	470	-	470

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 470	$ -	$ 470

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Non cash activities:
Issuance of common stock for founder services, other services, and course licenses	$ 15,933	$ 78,526	$ 94,459
Issuance of common stock for website development	$ 10,067	$ 21,600	$ 31,667

See accompanying notes.

A TIME TO GROW, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION – A Time To Grow, Inc., (A Development Stage Company) (“the Company”) was incorporated in Texas on June 28, 2000 for the purpose of developing and delivering online e-Learning products to the consumer market.

The Company registered as a reporting company under the Securities Act of 1933 by filing a report on form SB-2 that became effective on January 9, 2002.  The Company registered all of its outstanding shares plus six million additional shares of common stock to be available for sale through a Discretionary Drawdown Offering, as described in Note D below.

CONDITIONS AFFECTING ONGOING OPERATIONS – As of December 31, 2001 and 2000, the Company had not commenced commercial operations, is a development stage enterprise, and has devoted substantially all of its efforts to product development, financial planning, raising capital and identifying business opportunities.  The Company is subject to the risks associated with development stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to continue to grow through merger and acquisition opportunities.  The Company has the right to put up to $6 million of its common stock to Goldbridge Capital under an investment agreement described in Note D below.  This is their only current financing commitment.  The Company must meet certain minimum requirements before they can put this stock to Goldbridge Capital and, depending on market conditions, may be limited as to the amount they can acquire from any given put and from the Investment Agreement as a whole.  The Company is not currently seeking additional financing sources and has no current plans to obtain financing other than through the Goldbridge Capital Investment Agreement as amended.  In the event the Company is unable to obtain additional debt and equity financing, the Company will not be able to continue its current level of operations.  If the Company is unable to continue its operations, the value of the Company’s assets will experience a significant decline in value from the net book values reflected in the accompanying balance sheets.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability.

MANAGEMENT ESTIMATES – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  While it is believed that such estimates are reasonable, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS – The Company considers all highly liquid debt instruments having maturities of three months or less at the date of purchase to be cash equivalents.

COURSE CONTENT LICENSES – Course content licenses consists of licenses to resell complete e-Learning courses that have been paid for by the Company but remain unsold.  Content license costs will be amortized and included in cost of sales, as revenues are recognized from related course sales.  The capitalized license costs are carried at the lower of unamortized cost or net realizable value.

PREPAID EXPENSES – At inception, the Company entered into an agreement with The Internet Business Factory, Inc. (IBF) to provide support services, financing, software development, equipment, staff and incubation services for the development of its business plan.  The Company’s founder, CEO and Chairman of the Board is also the founder of IBF and its CEO.  He is the beneficial owner of over 10% of the Company’s equity and a controlling shareholder of IBF as well.  The Company issued 750,000 shares valued at $0.10 per share to IBF at inception for services to be provided.  These shares were fully vested and non-forfeitable when issued.  Billings for services and overhead totaling $72,600 were rendered in 2000 and $14,400 in 2001.  IBF has supplied all personnel for the Company including management, marketing and product development staff.  In addition, it has provided or paid for Web development, Web hosting, bandwidth and other operating expenses incurred.

SOFTWARE DEVELOPMENT COSTS – In accordance with accounting pronouncements EITF 00-2 and SOP 98-1, the development stage costs incurred for the Company’s website have been capitalized.  These costs included personnel charges for web programmers and rental charges for the use of equipment and software used in the development process.  The website software was ready for its intended use March 1, 2001 and, accordingly, the amortization of associated capitalized costs began on that date.  The estimated useful life is three years.  Future development and acquisition costs of software for internal use will be capitalized and amortized over its useful life in accordance with SOP 98-1.  The Company evaluates capitalized software costs for impairment in accordance with FASB 121, and has concluded no impairment loss has occurred to-date.

PROPERTY AND EQUIPMENT – When purchased, property and equipment will be carried at original cost or adjusted net realizable value, as applicable.  Maintenance and repair costs will be charged to expense as incurred.  When assets are sold or retired, the remaining costs and related accumulated depreciation will be removed from the accounts and any resulting gain or loss will be included in income.  For financial reporting purposes, depreciation of property and equipment will be provided using the straight-line method based upon the expected useful lives of each class of assets.  Estimated useful lives of assets are expected to be as follows:  Furniture and fixtures five to seven years; computers and other office equipment three to five years.

FINANCIAL INSTRUMENTS – FAIR VALUE – the carrying values of the Company’s financial instruments, which include cash and cash equivalents, and debt, approximate their respective fair values.

CONCENTRATIONS OF CREDIT RISK – Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables and cash.  The Company places its cash with high credit quality financial institutions.  At times, such amounts may exceed the FDIC limits.  Generally, no collateral or other security will be required to support customers’ receivables.  To reduce credit risk, a customer’s credit history will be reviewed before extending credit.  In addition, an allowance for doubtful accounts will be established as needed based upon factors surrounding the credit risk of specific customers, historical trends and other information.

REVENUE RECOGNITION – The Company expects to recognize revenue on products, such as course subscriptions, when they are sold and service has been provided, net of sales returns or cancellations, in accordance with SEC Staff Accounting Bulletin No. 101.  The Company will grant refunds and returns on the unused portion of subscriptions if requested by customers prior to the completion of the term of a subscription.  Customers will pay for subscriptions in advance and revenue will be recognized monthly over the term of the subscription.  The customer does not take possession of the software or courses.  The course content remains on the Company’s servers.

OPERATING AND ORGANIZATIONAL COSTS – The Company categorizes those costs that directly relate to the planning, operation, maintenance and delivery of its website and course products as “Operating and organizational costs”.  Development costs for the Company’s website have been capitalized as noted above; development costs for course products, if there were any, would have been capitalized and amortized in accordance with accounting pronouncement FASB 86.  (All current course offerings are licenses to resell complete e-Learning courses developed by others, as described above.)  In the periods ended December 31, 2001 and 2000 these costs included personnel charges for planning and marketing analysis, equipment and software use rental for maintenance and operating activities, web hosting services, and technical support.

INCOME TAXES – The Company has had losses since inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2001 and 2000 the Company estimates an accumulated taxable net operating loss (“NOL”) carryforward for income tax purposes of approximately $104,000 and $58,000, respectively, resulting in a deferred tax asset of approximately $34,000 and $19,000, respectively.  These carryforwards begin to expire in 2020.  Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.  A valuation allowance has been established to fully offset the deferred tax assets.

LOSS PER SHARE – Loss per share has been calculated using the weighted average number of shares outstanding at December 31, 2001 and 2000.

IMPAIRMENT OF LONG LIVED ASSETS – When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company uses an estimate of the future undiscounted cash flows to be derived from the remaining useful life of the asset to assess whether or not the asset is recoverable.  If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, the Company then considers the discounted net cash flows and estimated fair market value versus carrying value in determining any potential impairment.  Based on the Company’s assessment of future cash flows, no impairment has occurred to-date.

NEW ACCOUNTING PRONOUNCEMENTS – In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.  Statement No. 141 requires, among other things, all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting.  Statement No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition.  Under Statement No. 142, goodwill will no longer be amortized over its estimated useful life, but instead will be tested for impairment at least annually.  The Company's plan for impairment testing is more fully discussed within the Impairment of Long Lived Assets section of this footnote.  Statement No. 142 will be effective for years beginning after December 15, 2001 and must be adopted at the beginning of a year.  Goodwill and intangible assets acquired after June 30, 2001 will be subject to the provisions of Statement No. 142.  The Company adopted Statement No. 142 effective January 1, 2002.  Management of the Company does not believe that the adoption of Statement Nos. 141 and 142 will have material impact on the financial position or operations of the Company.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.  Statement 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  Adoption is required for financial statements issued for fiscal years beginning after June 15, 2002.  The Company does not expect to experience any significant impact from adopting Statement No. 143.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Statement 144 broadens the presentation and qualification of disposals of assets that qualify for reporting as discontinued operations.  The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001.  The Company adopted Statement 144 effective January 1, 2002.  The Company does not expect to experience any significant impact from adopting Statement No. 144.

NOTE B

PROPERTY AND EQUIPMENT

At December 31, 2001 and 2000, the Company held no property and equipment.  Computers and other office equipment used by the Company are owned by IBF and charges for such equipment are included in costs billed to the Company by IBF.  The Company currently rents no office space, but has office space available through its primary shareholder.

NOTE C

LOAN FROM SHAREHOLDER

The Company’s principal shareholder paid $30,000 of the Company’s obligation to acquire its initial course licenses during 2000 and loaned the Company $5,255 during the year ended December 31, 2001.  The loan, which is secured by all of the Company’s assets is payable on demand and bears no interest if repaid by December 31, 2002.

NOTE D

DISCRETIONARY DRAWDOWN OFFERING

On March 13, 2001, the Company entered into an Agreement with Goldbridge Capital, LLC (Goldbridge), an entity owed 37.5% by the Company’s principal shareholder and 37.5% by another shareholder of the Company for a Discretionary Drawdown Offering, ("DDO”), or equity line financing under Rule 415 of the U.S. Securities and Exchange Commission for up to $6 million.  The Agreement was amended on October 31, 2001.  Goldbridge will act as a statutory underwriter of this offering, which requires the Company to register the shares under Rule 415.  The Company will retain control over if and when to “put” stock to Goldbridge under this agreement.  Total funds received from any given put by the Company under the DDO will be the lesser of 90% of or $0.08 below the market price (defined as the lowest closing bid price during the twenty trading days following a put notice), multiplied by the number of shares put to Goldbridge (limited to 15% of the volume during the pricing period), subject to specific conditions and restrictions as reflected in the agreement such as the requirements that the Company have an effective registration statement on file as to the put shares and that it be current in its public reporting obligations.  At December 31, 2001 and 2000, the Company could not meet the agreement’s specific conditions and restrictions, consequently funding under this agreement is not available to the Company at this time.

NOTE E

OTHER RELATED PARTY TRANSACTIONS

In addition to its agreement with IBF described in Note A under “Prepaid Expenses”, the Company has entered into the following transactions with certain directors, executive officers or shareholders who own beneficially more than 5% of the Company’s shares, or members of the immediate family of any of those persons, or other entities in which such persons beneficially own more than 5%:

The Company’s Web site and content databases are located at PG Technology, Inc., a Houston based ISP located near the Clear Lake development offices of IBF.  PG Technology is owned by Mr. Tommy Waldrop who is a Director and the Company’s Chief Technology Officer and a beneficial owner of over 5% of the Company’s common shares.  Services were rendered by PG Technology from June 2000 through December 2000 under a Content License and Service Agreement for which the Company issued 250,000 shares to Mr. Waldrop, valued by the Company at $0.10 per share on its financial statements.

The Company issued 200,000 shares of its common stock to Goldbridge Capital, LLC on January 15, 2001, for consulting services rendered to the Company in early 2001.  These shares were fully vested and non-forfeitable when issued.  The Company valued these shares at $0.10 per share for a total value of $20,000 on its financial statements.

NOTE F

SHAREHOLDERS’ EQUITY

At inception, the Company allocated 825,000 shares of its common stock to its primary founder and shareholder, Jonathan Gilchrist who also serves as the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors in consideration for the intellectual property and services provided on the Company’s behalf prior to incorporation.  These shares were valued at par value, $0.0001 per share.

At inception, 250,000 shares of common stock were issued to William Carmichael who, at the time, served as the Chief Operating Officer of IBF, for his services as one of the founders of the Company.  Mr. Carmichael is a shareholder of the Company and IBF.  These shares were valued at par value $0.0001 per share with $25 recorded as expense in 2000.

Two adult children of the Company’s Chief Executive Officer each received 50,000 shares of the Company’s common stock at inception for services they provided assisting with the completion of the Company’s business plan.  These shares were valued by the Company at par value of $0.0001 per share.  Two other founders received a total of 90,000 shares for services rendered in launching the Company.  Their shares were also valued at par value of $0.0001 per share.

At inception, the Company also issued 750,000 shares of its common stock to The Internet Business Factory, Inc., a Houston based Internet incubator.  These shares were non-forfeitable and fully vested when issued.  IBF was founded by the Company’s primary shareholder, Jonathan Gilchrist, who is its Chairman of the Board of Directors and Chief Executive Officer and a significant shareholder.  These shares were issued in consideration for a services agreement with IBF under which, IBF agreed to provide no less than $75,000 in services to the Company at a value of $0.10 per share.

On December 6, 2000 the Company issued 250,000 shares of common stock to Tommy Waldrop for services provided to the Company by PG Technology in the form of ISP services and content provisioning.  These shares were valued at $0.10 per share for accounting purposes.

The Company issued 200,000 shares of its common stock to Goldbridge Capital, LLC on January 15, 2001, for consulting services rendered to the Company.  These shares were fully vested and non-forfeitable when issued.  The Company valued these shares at $0.10 per share on its financial statements.

In 2001 the Company issued an additional total of 60,000 shares to four individuals for programming, accounting and management services.  The Company valued these shares at $0.10 per share for accounting purposes.

The Company sold 90,000 shares for $12,000 in 2000 and 15,000 shares for $1,500 in 2001 to accredited investors.

The shares issued in these transactions are summarized in the table below:

Year 2000
Founders stock($0.0001/sh.)	1,265,000
Shares issued for services($0.10/sh.)	1,000,000
Shares sold for cash($0.133/sh.)	90,000

Year 2001
Shares issued for services($0.10/sh.)	260,000
Shares sold for cash $0.10/sh.)	15,000
275,000

2,630,000

Item  8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth certain information regarding the members of our board of directors and its executive officers:

Name	Age	Position
Jonathan C. Gilchrist	50	Chairman and Chief Executive Officer
William Carmichael	46	Director and Chief Operational Officer
Tommy Waldrop	44	Director and Chief Technology Officer

Our directors hold office until the next annual meeting of our shareholders or until their successors are duly elected and qualified.  Our executive officers serve at the pleasure of the Board of Directors.  Set forth below is a summary description of the principal occupation and business experience of each of our directors and executive officers for at least the last five years.

Each of our officers, including our CEO, devotes only a part of his time to the management of A Time to Grow.  For example, our Chairman and CEO is also the Chairman and CEO of The Internet Business Factory, Inc., an Internet incubator company.  In addition, he works as a member of Goldbridge Capital in Houston, Texas.  He spends 15-20 hours per week on A Time To Grow and has an additional 15 hours per week available if the need for that time arises as we grow.   Our CTO, Tommy Waldrop is employed by PG Technology.  He has approximately 15 hours per week available to devote to A Time To Grow.  Our COO, Mr. Carmichael works for a technology company in Tennessee.  He also has between 15-20 hours available for A Time To Grow and will be available to devote additional time to our business as our funding increases.   Because each member of our management team has other business obligations, they may not spend as much time as needed on our business in order to maximize its success.  When competing demands on their time arise, we cannot insure that the needs of our company will have priority over the other demands placed upon the management team’s time.

The precise percentage of time each member of the management team will spend on our business will vary depending on factors related to our growth.  For example, as new customers are added, additional technical support will be called for from our CTO; when new marketing campaigns, such as the infomercial are launched, more time will be required from our COO; and as we grow and become more profitable we expect to hire additional staff which will require greater time from management.   In addition, we expect to hire additional management personnel as funds become available and to obtain key personnel if and when we make successful acquisitions.

Jonathan C. Gilchrist – Mr. Gilchrist is our primary founder and has served as our Chief Executive Officer and a Director since June 28, 2000.   Prior to our incorporation, Mr. Gilchrist held various offices with iExalt, Inc., (OTC BB: IXLT) from January 1999 until December 2000.  After founding iExalt, with four other business leaders, Mr. Gilchrist served at different times as a Director, Chief Operating Officer, Secretary, Executive Vice President and General Counsel for iExalt.  His employment with iExalt ended on December 31, 2000.  In 1999 Mr. Gilchrist founded The Internet Business Factory, Inc., a Nevada corporation and serves as its Chairman and Chief Executive Officer.  Prior to founding iExalt, Mr. Gilchrist served as President of The American Law Network, LLC, which he helped found in November 1997 and where he served until founding iExalt in January 1999.  From 1993 to 1997, Mr. Gilchrist worked as an attorney for the law firm of Orgain, Bell & Tucker, LLP.  He is a graduate of the University of Alabama School of Law and worked as an attorney for Exxon Company, USA from 1990 to 1993.

William Carmichael – Mr. Carmichael has served as our Chief Operational Officer and a Director since June 30, 2000. Mr. Carmichael brings with him a small business management and Internet development background.  In 1999 he founded The American Song and Book Company, Inc., which is an Internet e-commerce business.  In 1999 Mr. Carmichael served for a short time as the Director of Marketing for iExalt, Inc. before founding MannaBeach.  From 1996 through 1999 Mr. Carmichael worked in the sales and marketing division for TechQuip, a Houston based technical equipment retailer and, from 1990 to 1995, managed his own construction business.

Tommy Waldrop – Mr. Waldrop has served as our Chief Technology Officer and a Director since June 30, 2000. Mr. Waldrop has served as President and CEO of PG Technologies, Inc., since November 1999, and co-founded MarinaSky.net, a Texas Corporation.  From 1996 to 1999 Mr. Waldrop worked as an independent technology consultant.  Twenty-two years of experience in the communication technology have given Mr. Waldrop exceptional skills in the areas of systems design, project management and problem solving.  He was a founder and the initial VP of Network Architecture and Engineering for Allied Riser Communications Corporation, (NASDAQ: ARCC).  Prior to assisting in the development of ARCC, Mr. Waldrop co-founded MFS Datanet, where he served as Senior. Director of National Technical Support.  He helped deploy the first national Asynchronous Transfer Mode Network.  Immediately before founding PG Technology, Mr. Waldrop served as the Chief Technology Officer of iExalt, Inc., (OTCBB IXLT), where he designed and supervised the development of their national ISP network.

Within the last five years, no director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.  Similarly, no bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.  No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activity.

Item 10. Executive Compensation.

During the reporting period, none of our officers or directors was compensated by the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of the shares of our common stock as of the close of business on December 31, 2001 of each person known by us to own beneficially five percent or more of our common stock and of each of our directors and our officers and directors as a group. For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13(d)-3 of the Securities Exchange Act of 1934, under which a person is considered to be a beneficial owner of a security if such person has or shares the power to vote or to direct the voting of the security or the power to dispose or to direct the disposition of the security, or if that person has the right to acquire beneficial ownership of that security within 60 days through the exercise of any option, warrant or conversion of a security.

NAME	TOTAL SHARES OF COMMON STOCK BENEFICIALLY OWNED	PERCENTAGE OF CLASS(2)

Jonathan Gilchrist[1] 1240 Blalock Road, Suite 150, Houston, Texas.	1,450,000[1]	55.1%
William Carmichael[3] 880 Grinders Creek Rd. Hohenwald, TN 38462	250,000	9.5%
Tommy Waldrop[4] 2951 Marina Bay Blvd., League City, Texas 77573	250,000	9.5%
LSHDI.com, Inc.[5] 6524 San Felipe, Suite 252, Houston, Texas 77057	325,000	12.3%
Goldbridge Capital, LLC[6,2] 1240 Blalock Road, Suite 150, Houston, Texas.	200,000	7.6%
Internet Business Factory[1,7] 5300 W. Sahara Avenue, Suite 100, Las Vegas, Nevada 89146.	750,000	28.5%
All officers and directors as a group ( 3 persons)	1,950,000	74.1%

(1) Jonathan Gilchrist, our Chief Executive Officer and one of our directors directly owns 500,000 shares of our common stock. Mr. Gilchrist is also a principal of Goldbridge Capital LLC with whom we entered into our Investment Agreement and, as such, maintains shared voting control of 200,000 shares of common stock owned by Goldbridge. Mr. Gilchrist also holds shared voting control over 750,000 shares of common stock issued to The Internet Business Factory, Inc. ("IBF"), a Nevada corporation, which served as our Internet incubator.  Mr. Gilchrist is the founder and Chief Executive officer of IBF and a major shareholder.
(2) This figure does not include the 6,000,000 shares of common stock we are registering for possible future sale to Goldbridge under our Investment Agreement.
(3) Mr. Carmichael is our Chief Operating Officer and is a member of our board of directors.
(4) Mr. Waldrop is our Chief Technology Officer and is a member of our board of directors.
(5) LSHDI.com, Inc., is a Texas corporation having its principal place of business at 6524 San Felipe, Suite 252, Houston, Texas 77057.  It is a 501(c)(3) non-profit organization. The natural person having voting control for LSHDI.com is Mr. James Rowton, its executive director.
(6) Goldbridge Capital, LLC, is a Texas limited liability company.  Mr. James W. Carroll serves as President of Goldbridge Capital.  Mr. Gilchrist, our Chairman and CEO holds shared voting control with 37.5% of Goldbridge; Mr. Carroll holds 37.5% and two other individuals jointly hold 25%
(7) The Internet Business Factory, Inc. is a Nevada corporation.  Jonathan Gilchrist is its founder and President.  His duties at The Internet Business Factory include voting our shares on any matter submitted to the shareholders for a vote.

Item 12. Certain Relationships and Related Transactions.

The following are brief descriptions of transactions between us and any of our directors, executive officers or shareholders known to us to own beneficially more than 5% of our shares, or any member of the immediate family of any of those persons, or other entities in which such persons beneficially own more than 5%.

At inception, we entered into an agreement with The Internet Business Factory, Inc. ("IBF") to provide support services, financing, software development, equipment, staff and incubation services for the development of our business plan.  Our founder, Jonathan Gilchrist, CEO and Chairman of the Board, is also the founder of IBF and its CEO.  Mr. Gilchrist is the beneficial owner of over 10% of the equity and a controlling shareholder of IBF as well.  We issued 750,000 shares to IBF at inception for services to be provided to us.  These shares were non-forfeitable and fully vested when issued.  We valued those services at $75,000 with $60,600 of those services provided in the year 2000 and $14,400 in the first two quarters of 2001.  We accounted for those shares at $0.10 per share on our financial statements.  IBF has supplied all personnel for us including management, marketing and product development staff.  In addition, it has provided or paid for Web development, Web hosting, bandwidth and other operating expenses incurred.  Mr. Gilchrist is also a principal of Goldbridge Capital LLC with whom we entered into our Investment Agreement and, as such, maintains shared voting control of 200,000 shares of common stock owned by Goldbridge.

On December 28, 2000 we executed a promissory note for $30,000 in lieu of cash payable to Mr. Gilchrist, our CEO to repay him for having paid the remaining $30,000 of our obligation in acquiring our initial content licenses.  In June, July, and September, 2001, he loaned additional amounts totaling $5,255 in cash to us and we increased the promissory note by that amount.

Our Web site and content database(s) are located at PG Technology, Inc., a Houston ISP.  250,000 shares were issued to Tommy Waldrop under a Content License and Service Agreement on December 6, 2000.   The 2,000 content licenses covered by that agreement will be considered paid in full at such time as our common stock reaches $0.20 or higher.  Prior to and until that time, we have agreed to pay PG Technology their cost plus 10% for the first 1,000 licenses that we sell and they have agreed to provide the second 1,000 licenses that we sell at no additional cost to us under the terms of the Agreement.   PG Technology is owned by Mr. Tommy Waldrop, who is a Director and our CTO.  We accounted for these shares at $0.10 per share on our financial statements.

On March 13, 2001 we entered into an Investment Agreement with Goldbridge Capital, LLC, which is described in detail earlier in this report.  We amended this agreement on October 31, 2001.  Under this agreement, Goldbridge is required to purchase up to $6,000,000 of our common stock.  In addition, Goldbridge Capital acted as a consultant and assisted us in determining what the advantages and disadvantages we might experience as a result of becoming a publicly reporting company; and what steps would be required of us in order to become a publicly reporting company.  We issued 200,000 shares of common stock to Goldbridge Capital on January 15, 2001, for these consulting services.  We valued these shares at $0.10 per share in our financial statements.  Our Chairman and CEO is a part owner of Goldbridge Capital and will have shared voting control, (37.5%), over any shares held by or put to Goldbridge Capital.

We do not believe we could have received more favorable terms from any third party than the terms we were able to procure in these related transactions.

Item 13. Exhibits and Reports on Form 8-K.

No Reports on Form 8-K were filed during the last quarter of the period covered by this report.

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s SB-2 Registration Statement declared effective January 9, 2002 is incorporated here by reference)
3.2	By-laws of the Company (filed as Exhibit 3.1 to the Company’s SB-2 Registration Statement declared effective January 9, 2002 is incorporated here by reference)
10.1	Contract for services with The Internet Business Factory (filed as Exhibit 3.1 to the Company’s SB-2 Registration Statement declared effective January 9, 2002 is incorporated here by reference)
10.2	PG Services Agreement dated December 15, 2000 (filed as Exhibit 3.1 to the Company’s SB-2 Registration Statement declared effective January 9, 2002 is incorporated here by reference)
10.3	Note due to Jonathan Gilchrist (filed as Exhibit 3.1 to the Company’s SB-2 Registration Statement declared effective January 9, 2002 is incorporated here by reference)
10.3a	Note due to Jonathan Gilchrist dated September 31, 2001 (filed as Exhibit 3.1 to the Company’s SB-2 Registration Statement declared effective January 9, 2002 is incorporated here by reference)
10.4

Investment Agreement with Goldbridge Capital, LLC dated March 13, 2001 (filed as Exhibit 3.1 to the Company’s SB-2 Registration Statement declared effective January 9, 2002 is incorporated here by reference)

10.5

Registration Rights Agreement with Goldbridge Capital, LLC dated March 13, 2001 (filed as Exhibit 3.1 to the Company’s SB-2 Registration Statement declared effective January 9, 2002 is incorporated here by reference)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A Time To Grow, Inc. (Registrant)

By ______//s Jonathan C. Gilchrist, President_____________ (Signature and Title)

Date: March 28, 2002

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By ___ //s// William Carmichael, Director_____ (Signature and Title)

Date: March 28, 2002

By ______//s// Kay Berry, Chief Accounting Officer__ (Signature and Title)

Date: March 28, 2002

By _____ //s// Tommy Waldrop, Director___________
(Signature and Title)

Date: March 28, 2002

1