Form 10QSB
period 2002-03-31
A TIME TO GROW INC
filed 2002-05-14
CIK 1136725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-73872

A Time To Grow, Inc. (Name of small business issuer in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-0649310 I.R.S. Employer Identification No.)

1240 Blalock Rd., Ste. 170, Houston, Texas (Address of principal executive offices)	77055 (Zip Code)

Issuer's telephone number (713) 249-1428

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,630,000 as of April 26, 2002.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

                                      TABLE OF CONTENTS

      Page

      ----

Part I      Financial Information

            Item 1        Financial Statements

 3

            Item 2        Management's Discussion and Analysis of Financial

                                      Condition and Results of Operations

12

Part II     Other Information

            Item 1        Legal

16

            Item 2        Changes in Securities

16

            Item 3        Defaults Upon Senior Securities

16

            Item 4        Submission of Matters to a Vote of Security Holders

16

            Item 5        Other Information

16

            Item 6        Exhibits and Reports on Form 8-K

16

            Signatures

17

7

A TIME TO GROW, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2002	2001
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 449	$ 470
Course content licenses	48,000	48,000

TOTAL CURRENT ASSETS	48,449	48,470

SOFTWARE DEVELOPMENT COSTS
Web site	31,667	31,667
Less: accumulated amortization	(11,435)	(8,796)

	20,232	22,871

TOTAL ASSETS	$ 68,681	$ 71,341

LIABILITY AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Loan from shareholder	$ 36,255	$ 35,255
Accrued liabilities	-	1,000

TOTAL CURRENT LIABILITIES	36,255	36,255

SHAREHOLDERS' EQUITY
Common stock $0.0001 par value, 50,000,000 shares authorized 2,630,000 shares issued and outstanding	263	263
Additional paid-in capital	139,363	139,363
Deficit accumulated during the development stage	(107,200)	(104,540)

TOTAL SHAREHOLDERS' EQUITY	32,426	35,086

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 68,681	$ 71,341

See accompanying notes.

7

A TIME TO GROW, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

QUARTERS ENDED MARCH 31, 2002 AND 2001 AND

JUNE 28, 2000 (DATE OF INCEPTION) THROUGH MARCH 31, 2002

(unaudited)

Quarter	Quarter
Ended	Ended	Inception
March 31,	March 31,	To March 31,
2002	2001	2002

REVENUES	$ -	$ -	$ -

EXPENSES
Operating and organizational costs	21	-	148
General and administrative	-	3,000	10,158
Related party expenses:
Operating and organizational costs	-	2,333	65,333
General and administrative	-	20,000	20,126
Amortization expense	2,639	880	11,435

	2,660	26,213	107,200

NET LOSS	$ (2,660)	$ (26,213)	$ (107,200)

BASIC AND DILUTED NET LOSS PER SHARE	$ NIL	$ (0.01)	$ (0.04)

WEIGHTED AVERAGE NUMBER OF SHARE OUTSTANDING	2,630,000	2,548,556	2,450,678

See accompanying notes.

7

A TIME TO GROW, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

JUNE 28, 2000 (DATE OF INCEPTION) THROUGH MARCH 31, 2002

(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total

BALANCE, At inception	-	$ -	$ -	$ -	$ -

Issuance of Common Stock to Founders for Services	1,265,000	126	-	-	126

Issuance of Shares for Services and Course licenses	1,000,000	100	99,900	-	100,000

Sale of Common Stock	90,000	9	11,991	-	12,000

Net Loss	-	-	-	(58,126)	(58,126)

BALANCE, December 31, 2000	2,355,000	235	111,891	(58,126)	54,000

Issuance of Shares for Services	260,000	26	25,974	-	26,000

Sale of Common Stock	15,000	2	1,498	-	1,500

Net Loss	-	-	-	(46,414)	(46,414)

BALANCE, December 31, 2001	2,630,000	263	139,363	(104,540)	35,086

Net Loss (January-March)	-	-	-	(2,660)	(2,660)

BALANCE, March 31, 2002	2,630,000	$ 263	$ 139,363	$(107,200)	$ 32,426

See accompanying notes.

7

A TIME TO GROW, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

QUARTERS ENDED MARCH 31, 2002 AND 2001 AND

JUNE 28, 2000 THROUGH MARCH 31, 2002

(unaudited)

March 31,	March 31,	Inception
2002	2001	to Date

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$ (2,660)	$ (26,213)	$ (107,200)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization	2,639	880	11,435
Common stock issued for founder services, other services, and course licenses	-	25,333	94,459
Changes in Operating Assets and Liabilities:
Course content licenses	-	-	(48,000)
Accrued liabilities	(1,000)	-	-

Net Cash Used in Operating Activities	(1,021)	-	(49,306)

CASH FLOW FROM INVESTING ACTIVITIES
Web site development cash costs	__________-	-	-

Net Cash Used in Investing Activities	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	13,500
Loan from shareholder	1,000	-	36,255

Net Cash Provided by Financing Activities	1,000	-	49,755

NET INCR(DECR) IN CASH AND CASH EQUIVALENTS	(21)	-	449

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	470	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 449	$ -	$ 449

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Non cash activities:
Issuance of common stock for founder services, other services, and course licenses	$ -	$ 25,333	$ 94,459
Issuance of common stock for website development	$ -	$ 10,067	$ 31,667

See accompanying notes.

7

A TIME TO GROW, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2002

(unaudited)

NOTE A

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

CONDITIONS AFFECTING ONGOING OPERATIONS – As of March 31, 2002, the Company had not commenced commercial operations, is a development stage enterprise, and has devoted substantially all of its efforts to product development, financial planning, raising capital and identifying business opportunities.  The Company is subject to the risks associated with development stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to continue to grow through merger and acquisition opportunities.  The Company has the right to put up to $6 million of its common stock to Goldbridge Capital under an investment agreement described in Note D below.  This is their only current financing commitment.  The Company must meet certain minimum requirements before they can put this stock to Goldbridge Capital and, depending on market conditions, may be limited as to the amount they can acquire from any given put and from the Investment Agreement as a whole.  The Company is not currently seeking additional financing sources and has no current plans to obtain financing other than through the Goldbridge Capital Investment Agreement as amended.  In the event the Company is unable to obtain additional debt and equity financing, the Company will not be able to continue its current level of operations.  If the Company is unable to continue its operations, the value of the Company’s assets will experience a significant decline in value from the net book values reflected in the accompanying balance sheets.

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

INTERIM RESULTS - The accompanying unaudited financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the Company's financial position at March 31, 2002 and the Company's results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001.  Interim period results are not necessarily indicative of the results that may be expected for an entire year.

These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, including the financial statements and notes thereto.

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

PREPAID EXPENSES – At inception, the Company entered into an agreement with The Internet Business Factory, Inc. (IBF) to provide support services, financing, software development, equipment, staff and incubation services for the development of its business plan.  The Company’s founder, CEO and Chairman of the Board is also the founder and CEO of IBF.  He is the beneficial owner of over 10% of the Company’s equity and a controlling shareholder of IBF as well.  The Company issued 750,000 shares valued at $0.10 per share to IBF at inception for services to be provided.  These shares were fully vested and non-forfeitable when issued.  Billings for services and overhead totaling $72,600 were rendered in 2000 and $14,400 in 2001.  IBF has supplied all personnel for the Company including management, marketing and product development staff.  In addition, it has provided or paid for Web development, Web hosting, bandwidth and other operating expenses incurred.

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

PROPERTY AND EQUIPMENT – When purchased, property and equipment will be carried at original cost or adjusted to net realizable value, as applicable.  Maintenance and repair costs will be charged to expense as incurred.  When assets are sold or retired, the remaining costs and related accumulated depreciation will be removed from the accounts and any resulting gain or loss will be included in income.  For financial reporting purposes, depreciation of property and equipment will be provided using the straight-line method based upon the expected useful lives of each class of assets.  Estimated useful lives of assets are expected to be as follows:  Furniture and fixtures five to seven years; computers and other office equipment three to five years.

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

OPERATING AND ORGANIZATIONAL COSTS – The Company categorizes those costs that directly relate to the planning, operation, maintenance and delivery of its website and course products as “Operating and organizational costs”.  Development costs for the Company’s website have been capitalized as noted above; development costs for course products, if there were any, would have been capitalized and amortized in accordance with accounting pronouncement FASB 86.  (All current course offerings are licenses to resell complete e-Learning courses developed by others, as described above.)  In the quarters ended March 31, 2002 and 2001 these costs included personnel charges for planning and marketing analysis, equipment and software use rental for maintenance and operating activities, web hosting services, and technical support.

INCOME TAXES – The Company has had losses since inception and, therefore, has not been subject to federal income taxes.  As of March 31, 2002 and December 31, 2001 the Company estimates an accumulated taxable net operating loss (“NOL”) carryforward for income tax purposes of approximately $107,000 and $104,000, respectively, resulting in a deferred tax asset of approximately $35,000 and $34,000, respectively.  These carryforwards begin to expire in 2020.  Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.  A valuation allowance has been established to fully offset the deferred tax assets.

LOSS PER SHARE – Loss per share has been calculated using the weighted average number of shares outstanding during the respective periods.

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

NOTE B

PROPERTY AND EQUIPMENT

At March 31, 2002 and December 31, 2001, the Company held no property and equipment.  Computers and other office equipment used by the Company are owned by IBF and charges for such equipment are included in costs billed to the Company by IBF.  The Company currently rents no office space, but has office space available through its primary shareholder.

NOTE C

LOAN FROM SHAREHOLDER

The Company’s principal shareholder paid $30,000 of the Company’s obligation to acquire its initial course licenses during 2000 and loaned the Company $5,255 during the year ended December 31, 2001 and an additional $1,000 in the quarter ended March 31, 2002.  The loan, which is secured by all of the Company’s assets is payable on demand and will bear 9% interest beginning on December 31, 2002 if not repaid prior thereto.

NOTE D

DISCRETIONARY DRAWDOWN OFFERING

On March 13, 2001, the Company entered into an Agreement with Goldbridge Capital, LLC (Goldbridge), an entity owed 37.5% by the Company’s principal shareholder and 37.5% by another shareholder of the Company, for a Discretionary Drawdown Offering, (鏝O”), or equity line financing under Rule 415 of the U.S. Securities and Exchange Commission for up to $6 million.  The Agreement was amended on October 31, 2001.  Goldbridge will act as a statutory underwriter of this offering, which requires the Company to register the shares under Rule 415.  The Company will retain control over if and when to “put” stock to Goldbridge under this agreement.  Total funds received from any given put by the Company under the DDO will be the lesser of 90% of or $0.08 below the market price (defined as the lowest closing bid price during the twenty trading days following a put notice), multiplied by the number of shares put to Goldbridge (limited to 15% of the volume during the pricing period), subject to specific conditions and restrictions as reflected in the agreement such as the requirements that the Company have an effective registration statement on file as to the put shares and that it be current in its public reporting obligations.  At March 31, 2002, the Company could not meet the agreement’s specific conditions and restrictions, consequently funding under this agreement was not available to the Company at that date.

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

NOTE F

SHAREHOLDERS’ EQUITY

No shares were issued in the quarter ended March 31, 2002.  The Company has no options or warrants issued or outstanding.

NOTE G

SUBSEQUENT EVENTS

On April 19, 2002, the Company’s stock became tradable on the Over-the-Counter Bulletin Board (OTCBB) under the symbol ATOG.  Subject to the volume restriction and other provisions of the investment agreement with Goldbridge Capital, LLC, the Discretionary Drawdown Offering is available for use by the Company subsequent to this date.

On April 29, 2002, the Company issued 26,300,000 shares of its common stock into escrow for payment to the owners of Independent Analytics, Inc. (a private company) to acquire it and its wholly owned subsidiary, ProDraft LLC, in a transaction expected to close on or before June 3, 2002.  If consummated as planned, the merger will be accounted for as a reverse takeover with the Company being the surviving legal entity and Independent Analytics being the acquiror for accounting purposes.  Independent Analytics is engaged in providing financial services to independent automobile wholesale dealers.  It began operations on or about February 1, 2002, and has over $1½ million in revenues since that time.

7

Item 2.  Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read along with our financial statements, which are included in another section of this document.  This discussion contains forward-looking statements about our expectations for our business and financial needs.  These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations.  The cautionary statements made in this Report should be read as applying to all forward-looking statements in any part of this report.

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

As of March 31, 2002, we had cash reserves of $449 and no other liquid assets or resources.  Our liabilities consisted primarily of a Note due to a shareholder, Jonathan Gilchrist, in the amount of $36,255 for his having paid $30,000 of the Company’s obligation to acquire its initial course licenses during 2000 and loaned the Company $5,255 during 2001 and an additional $1,000 in the first quarter of 2002.  Unpaid principal is payable on demand.  Interest will begin to accrue on December 31, 2002 at a rate of 9% if we have not repaid the principal by that date.  This note is secured against the assets of the Company.

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

We began the development of our product, Web sites and content resources in late June of 2000.  Because we have not launched the marketing of our product to date, we have not had any revenues or profits since inception. We have not yet realized revenue from the sale of our products and have been dependent on capital contributions and our incubator company and our Chairman to cover operational and development costs.  We expensed a total of $2,660 in all aspects of the business during the quarter ending March 31, 2002, and $26,213 during the first quarter last year.  In addition, all of our capitalized software development costs totaling $31,667 were incurred in 2000 and 2001.  These were our development stage costs for developing our website.  We were able to use common stock to pay for most of our expenditures.  We issued 1,265,000 shares of common stock to our founders for their ideas and consulting services to launch our company.  These initial shares were valued at the stock’s par value of $0.0001 per share, or a total of $126.  We issued 750,000 shares of common stock to IBF for the services they would render in providing management, development, software and marketing services.  These shares were non-forfeitable and fully vested when issued.  IBF remains a beneficial owner of over 5% of our common shares.  These shares were valued at $0.10 per share, or a total of $75,000.  Based on personnel and other charges incurred on our behalf by IBF, they charged us $60,600 in 2000 against the $75,000 prepaid expense that we had from issuing them this stock.  In the first two quarters of 2001, IBF charged us $14,400 against this prepaid expense for additional costs incurred on our behalf.  Also in 2000, we issued 250,000 shares of common stock to Tommy Waldrop, the owner of PG Technology, for technology services and Web hosting as well as for the provisioning of our course content.  These shares were valued at $0.10 per share, or a total of $25,000.  In  2001, we issued 260,000 shares of common stock to five other individuals or entities for services they provided in the development and deployment of our products and business.  These shares were valued at $0.10 per share or a total of $26,000.

We had a net loss of $2,660 for the quarter ending March 31, 2002 and a net loss of $26,213 in the comparable quarter of 2001.  This represents a loss of less than $0.01 per share for the period in 2002 and approximately $0.01 per share for the period in 2001.  We have very limited liquidity and have been dependent on The Internet Business Factory and our Chairman for the development and deployment of our product, software platform and content.

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

Plan of Operations

On March 13, 2001, we entered into an Investment Agreement with Goldbridge Capital which will allow us, subject to specific conditions, to put or sell up to $6 million of our common stock to them over a two year period beginning on the effective date of our registration statement.  In order to sell this stock to Goldbridge Capital under the Investment Agreement we must have an effective registration statement on file with the SEC, we must have sufficient liquidity in our stock and we must meet certain other minimum requirements under the agreement.  This agreement is discussed in greater detail in our prospectus and has been filed as an exhibit to our registration statement on Form SB-2 which is available at www.sec.gov or upon request from the Company.

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

The Company entered into a letter of intent on April 29, 2002 with Independent Analytics, Inc. (“IAI”), a Nevada corporation, to acquire IAI and escrowed 26,300,000 shares to be issued to the current shareholders of IAI upon closing on or before June 3, 2002.  If consummated as planned, the merger will be accounted for as a reverse takeover with the Company being the surviving legal entity and IAI being the acquiror for accounting purposes.  IAI, through its wholly-owned subsidiary (ProDraft), is engaged in providing financial services to independent automobile wholesale dealers.  IAI began operations on or about February 1, 2002, and has over $1½ million in revenues since that time.  IAI expects to rapidly expand its operations in the coming year.

Despite our efforts, we may not be successful in implementing our vision based on the recent trends within the Internet industry, particularly with respect to consumer oriented content providers and e-commerce companies.  Beginning in early 2000 and continuing into 2002, a significant number of these companies began to experience financial difficulties, which included dropping share prices, layoffs or closures and lack of profits.  In addition, many Internet companies have sought combination with their competitors or with more traditional ऻrick-and-mortar” companies in an effort to survive.  Many Internet companies are running deep losses and have spent heavily on marketing, customer acquisition, personnel and product development only to experience cash shortages prior to reaching profitability.  We may be affected by similar market conditions.

Liquidity and Capital Resources

In 2000 and the first two quarters of 2001, we were funded and operated completely within the confines of an Internet incubator, The Internet Business Factory, Inc.  We depended on the liquidity and resources of the incubator for all development, personnel, licensing, hardware, bandwidth and operating costs.  As of March 31, 2002, we had total assets of $68,681 and $36,255 in current liabilities.  As of December 31, 2001 we had total assets of $71,341 and $36,255 in current liabilities.  We had a net loss of $2,660 for the quarter ended March 31, 2002 and $26,213 for the first quarter in 2001.  Negative cash flow from operating activities for the quarters ended March 31, 2002 and 2001 were $1,021 and zero, respectively.

To fund the development and implementation of our business plan, we issued 1,260,000 shares of common stock for services, including 750,000 shares issued to the Internet incubator.  In addition, we sold 105,000 shares of common stock to accredited investors under an exemption to registration for $13,500.   We issued a promissory note for $36,255 to the principal founding shareholder for a payment made on our behalf and for cash funds loaned to us.

As of March 31, 2002 we do not have significant financial commitments or capital requirements we must meet to continue operations, other than the $36,255 note payable to a shareholder.  We will need cash to implement our marketing program and produce an infomercial but these are not current, fixed obligations.

We are not currently seeking financing from any source other than from the Investment Agreement with Goldbridge Capital.  We do not currently have plans to seek additional financing until we are able to evaluate the effectiveness of this Agreement.  We will have to succeed in our financing activities in the year ahead in order to complete and execute on our business plan.  Our working capital requirements and cash flow from operations are expected to vary from quarter to quarter, depending on the success of marketing activities, operating expenses, capital expenditures and other factors.  We will need to raise substantial additional capital in order to succeed and to continue in business.  Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon external sources for liquidity.  As of March 31, 2002, our sources of external and internal financing are limited.  Our primary source of capital is currently our founding shareholder, Jonathan Gilchrist and a limited number of accredited investors.

We anticipate production costs of $75,000 for an infomercial and a minimum media investment of $150,000 for air time.  If the infomercial is successful, we would hope to invest in significantly larger amounts of air time.  We will also need funds for operating costs, course development and marketing costs.  We estimate that we will need to realize a minimum of $650,000 from the Goldbridge investment agreement in the next 15 months to achieve our minimum business goals and to reach profitability.

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

Forward Looking Information

This report on Form 10-QSB includes "forward-looking statements" within the meaning of SECTION 27A of the Securities Act of 1933 and SECTION 21E of the Securities Exchange Act of 1934.  These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.  These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, (ii) uncertainties involved in the rate of growth and acceptance of the Internet, (iii) adoption by consumers of the Internet for delivery of e-Learning courses, (iv) volatility of the stock market, particularly within the technology sector, and the ability to use our capital stock as a currency for acquisitions, (v) general economic conditions, (vi) acts or threats of war, terrorism and the effects of such acts of or threats on the Company, (vii) the success or failure of management's efforts to implement the business strategy, (viii) the ability to develop profitable operations, (ix) the ability to attract and retain quality employees, and (x) other risks, which may be described in future filings with the SEC.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, the expectations reflected in these forward-looking statements may prove to be incorrect.

We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date of this report.

7

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS:

There is no current or pending litigation in which we are involved.

ITEM  2.  CHANGES  IN  SECURITIES:

     Not Applicable

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES:

     Not  Applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS:

     Not Applicable

ITEM  5.  OTHER  INFORMATION:

     Not  Applicable

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K:

     (a)     Exhibits

             None

     (b)     Reports  on  Form  8-K

             None

7

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A Time To Grow, Inc. (Registrant)

By ___/s/ Jonathan C. Gilchrist, President______ (Signature and Title)

Date: May 13, 2002

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By ___/s/ Kay Berry, Acting Principal Accounting Officer__ (Signature and Title)

Date: May 13, 2002

7