Form 10-Q
period 2002-06-30
A TIME TO GROW INC
filed 2002-08-14
CIK 1136725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,280,000 as of July 31, 2002.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

                                      TABLE OF CONTENTS

Part I Financial Information

Item 1	Financial Statements	Page 3
Item 2	Management's discussion and Analysis of financial Condition and Results of Operations	Page 12

Part II Other Information

Item 1	Legal	Page 16

Item 2	Changes in Securities	Page 16

Item 3	Defaults Upon Senior Securities	Page 16

Item 4	Submission of matters to a Vote of Security Holders	Page 16

Item 5	Other Information	Page 16

Signatures		Page 17

A TIME TO GROW, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2002	2001
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 93	$ 470
Course content licenses	48,000	48,000

TOTAL CURRENT ASSETS	48,093	48,470

SOFTWARE DEVELOPMENT COSTS
Web site	31,667	31,667
Less: accumulated amortization	(14,074)	(8,796)

	17,593	22,871

TOTAL ASSETS	$ 65,686	$ 71,341

LIABILITY AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Loan from shareholder	$ 36,255	$ 35,255
Accrued liabilities and accounts payable	1,000	1,000

TOTAL CURRENT LIABILITIES	37,255	36,255

SHAREHOLDERS' EQUITY
Common stock $0.0001 par value, 50,000,000 shares authorized; 3,280,000 and 2,630,000 shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively	328	263
Additional paid-in capital	152,298	139,363
Deficit accumulated during the development stage	(124,195)	(104,540)

TOTAL SHAREHOLDERS' EQUITY	28,431	35,086

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 65,686	$ 71,341

See accompanying notes.

A TIME TO GROW, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

 (unaudited)

	3 months	3 months	6 months	6 months	Inception
	ended	ended	ended	ended	To-date
	June 30	June 30	June 30	June 30	6/28/00-
	2002	2001	2002	2001	6/30/02

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Operating and organizational costs	56	-	77	-	204
General and administrative	6,000	-	6,000	3,000	16,158
Related party expenses:
… Operating and organizational costs	-	5,000	-	7,333	65,333
… General and administrative	8,300	-	8,300	20,000	28,426
… Amortization expense	2,639	2,639	5,278	3,519	14,074

	16,995	7,639	19,655	33,852	124,195

NET LOSS	$ (16,995)	$ (7,639)	$ (19,655)	$ (33,852)	$(124,195)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.01)	$ nil	$ (0.01)	$ (0.01)	$ (0.05)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	3,015,714	2,616,813	2,823,923	2,582,873	2,520,825

See accompanying notes.

A TIME TO GROW, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2002

(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total

BALANCE, December 31, 2001	2,630,000	$ 263	$ 139,363	$ (104,540)	$ 35,086

Issuance of Shares for legal and other consulting services	650,000	65	12,935	-	13,000

Net Loss	-	-	-	(19,655)	(19,655)

BALANCE, June 30, 2002	3,280,000	$ 328	$ 152,298	$(124,195)	$ 28,431

See accompanying notes.

A TIME TO GROW, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

 (unaudited)

Six months	Six months	Inception
ended	ended	To-date
June 30,	June 30,	6/28/00-
2002	2001	6/30/02

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$ (19,655)	$ (33,852)	$ (124,195)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization	5,278	3,519	14,074
Common stock issued for services	13,000	30,333	107,459
Changes in Operating Assets and Liabilities:
Course content licenses	-	-	(48,000)
Accrued liabilities and accounts payable	-	-	1,000

Net Cash Used in Operating Activities	(1,377)	-	(49,662)

CASH FLOW FROM INVESTING ACTIVITIES
Web site development cash costs	__________-	-	-

Net Cash Used in Investing Activities	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Common stock issued for cash	-	1,500	13,500
Loan from shareholder	1,000	2,123	36,255

Net Cash Provided by Financing Activities	1,000	3,623	49,755

NET INCR(DECR) IN CASH AND CASH EQUIVALENTS	(377)	-	93

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	470	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 93	$ 3,623	$ 93

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Non cash activities:
Issuance of common stock for services	$ 13,000	$ 30,333	$ 107,459
Issuance of common stock for website development	$ -	$ 10,067	$ 31,667

See accompanying notes.

A TIME TO GROW, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002

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

CONDITIONS AFFECTING ONGOING OPERATIONS – As of June 30, 2002, the Company had not commenced commercial operations, is a development stage enterprise, and has devoted substantially all of its efforts to product development, financial planning, raising capital and identifying business opportunities.  The Company is subject to the risks associated with development stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to continue to grow through merger and acquisition opportunities.  The Company has the right to put up to $6 million of its common stock to Goldbridge Capital under an investment agreement described in Note D below.  This is the Company’s only current financing commitment.  The Company must meet certain minimum requirements before it can put this stock to Goldbridge Capital and, depending on market conditions, may be limited as to the amount it can acquire from any given put and from the Investment Agreement as a whole.  The Company is not currently seeking additional financing sources and has no current plans to obtain financing other than through the Goldbridge Capital Investment Agreement as amended.  In the event the Company is unable to obtain additional debt and equity financing, the Company will not be able to continue its current level of operations.  If the Company is unable to continue its operations, the value of the Company’s assets will experience a significant decline in value from the net book values reflected in the accompanying balance sheets.

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

INTERIM RESULTS - The accompanying unaudited financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the Company's financial position at June 30, 2002 and the Company's results of operations and cash flows for the six-month periods ended June 30, 2002 and 2001.  Interim period results are not necessarily indicative of the results that may be expected for an entire year.

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

PREPAID EXPENSES – At inception, the Company entered into an agreement with The Internet Business Factory, Inc. (IBF) to provide support services, financing, software development, equipment, staff and incubation services for the development of its business plan.  The Company’s founder, CEO and Chairman of the Board is also the founder and CEO of IBF.  He is the beneficial owner of over 10% of the Company’s equity and a controlling shareholder of IBF as well.  The Company issued 750,000 shares valued at $0.10 per share to IBF at inception for services to be provided.  These shares were fully vested and non-forfeitable when issued.  Billings for services and overhead totaling $72,600 were rendered in 2000 and $14,400 in 2001.  Consequently, as of December 31, 2001, there was no remaining balance of Prepaid Expenses.  IBF has supplied all personnel for the Company including management, marketing and product development staff.  In addition, it has provided or paid for Web development, Web hosting, bandwidth and other operating expenses incurred.

SOFTWARE DEVELOPMENT COSTS – In accordance with generally accepted accounting principles, the development stage costs incurred for the Company’s website have been capitalized.  These costs included personnel charges for web programmers and rental charges for the use of equipment and software used in the development process.  The website software was ready for its intended use March 1, 2001 and, accordingly, the amortization of associated capitalized costs began on that date.  The estimated useful life is three years.  Future development and acquisition costs of software for internal use will be capitalized and amortized over its useful life.  The Company periodically evaluates capitalized software costs for impairment, and has concluded no impairment loss has occurred to-date.

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

CONCENTRATIONS OF CREDIT RISK – Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables and cash.  The Company places its cash with high credit quality financial institutions.  At times in the future, such amounts may exceed the FDIC limits.  Generally, no collateral or other security will be required to support customers’ receivables.  To reduce credit risk, a customer’s credit history will be reviewed before extending credit.  In addition, an allowance for doubtful accounts will be established as needed based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

OPERATING AND ORGANIZATIONAL COSTS – The Company categorizes those costs that directly relate to the planning, operation, maintenance and delivery of its website and course products as “Operating and organizational costs”.  Development costs for the Company’s website have been capitalized as noted above; development costs for course products, if there were any, would have been capitalized and amortized in accordance with accounting pronouncement FASB 86.  (All current course offerings are licenses to resell complete e-Learning courses developed by others, as described above.)  In the six months ended June 30, 2002 and 2001 these costs included personnel charges for planning and marketing analysis, equipment and software use rental for maintenance and operating activities, web hosting services, and technical support.

INCOME TAXES – The Company has had losses since inception and, therefore, has not been subject to federal income taxes.  As of June 30, 2002 and December 31, 2001 the Company estimates an accumulated net operating loss (“NOL”) carryforward of approximately $124,000 and $104,000, respectively, resulting in a deferred tax asset of approximately $41,000 and $34,000, respectively.  These carryforwards begin to expire in 2020.  Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.  A valuation allowance has been established to fully offset the deferred tax assets.

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

NOTE B

PROPERTY AND EQUIPMENT

At June 30, 2002 and December 31, 2001, the Company held no property and equipment.  Computers and other office equipment used by the Company are owned by IBF and charges for such equipment are included in costs billed to the Company by IBF.  The Company currently rents no office space, but has office space available through its principal shareholder.

NOTE C

LOAN FROM SHAREHOLDER

The Company’s principal shareholder paid $30,000 of the Company’s obligation to acquire its initial course licenses during 2000 and loaned the Company $5,255 during the year ended December 31, 2001 and an additional $1,000 in February 2002.  The loan, which is secured by all of the Company’s assets is payable on demand and will bear 9% interest beginning on December 31, 2002 if not repaid prior thereto.

NOTE D

DISCRETIONARY DRAWDOWN OFFERING

On March 13, 2001, the Company entered into an Agreement with Goldbridge Capital, LLC (Goldbridge), an entity owed 37.5% by the Company’s principal shareholder and 37.5% by another shareholder of the Company, for a Discretionary Drawdown Offering, ("DDO"), or equity line financing under Rule 415 of the U.S. Securities and Exchange Commission for up to $6 million.  The Agreement was amended on October 31, 2001.  Goldbridge will act as a statutory underwriter of this offering, which requires the Company to register the shares under Rule 415.  The Company will retain control over if and when to “put” stock to Goldbridge under this agreement.  Total funds received from any given put by the Company under the DDO will be the lesser of 90% of or $0.08 below the market price (defined as the lowest closing bid price during the twenty trading days following a put notice), multiplied by the number of shares put to Goldbridge (limited to 15% of the volume during the pricing period), subject to specific conditions and restrictions as reflected in the agreement such as the requirements that the Company have an effective registration statement on file as to the put shares and that it be current in its public reporting obligations.  At June 30, 2002, the Company met the agreement’s conditions and restrictions, but funding under this agreement is available to the Company only if trading volume develops in the Company’s stock.  As of June 30, 2002 there has been no trading in the Company’s stock.

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

The Company’s Web site and content databases are located at PG Technology, Inc., a Houston based ISP located near the Clear Lake development offices of IBF.  PG Technology is owned by Mr. Tommy Waldrop who is a Director and the Company’s Chief Technology Officer and a beneficial owner of over 5% of the Company’s common shares.  Services were rendered by PG Technology from June 2000 through December 2000 under a Content License and Service Agreement for which the Company issued 250,000 shares to Mr. Waldrop, valued by the Company at $0.10 per share.

The Company issued 200,000 shares of its common stock to Goldbridge Capital, LLC on January 15, 2001, for consulting services rendered to the Company in early 2001.  These shares were fully vested and non-forfeitable when issued.  The Company valued these shares at $0.10 per share for a total value of $20,000.

On May 8, 2002 the Company issued 650,000 shares to five individuals for legal and other consulting services rendered to the Company.  The shares were valued at $0.02 per share on the basis of the value of services rendered.  Mr. Gilchrist, the Company’s CEO, received 300,000 shares and Mr. Tompkins, a shareholder and a member of Goldbridge Capital, received 100,000 shares.  The $8,000 value of these shares was shown as a related party expense.  The remaining 250,000 shares were paid to unrelated parties.

NOTE F

SHAREHOLDERS’ EQUITY

On May 8, 2002 the Company issued 650,000 shares to five individuals for legal and other consulting services rendered to the Company.  The shares were valued at $0.02 per share on the basis of the value of services rendered.

NOTE G

PROPOSED ACQUISITION

On April 29, 2002, the Company issued 26,300,000 shares of its common stock into escrow for payment to the owners of Independent Analytics, Inc. (a private company) to acquire it in a transaction that was expected to close on or before June 3, 2002.  Independent Analytics failed to meet certain requirements, so the acquisition was terminated and the escrowed shares were cancelled.

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

As of June 30, 2002, we had cash reserves of $93 and no other liquid assets or resources.  Our liabilities consisted primarily of a Note due to a shareholder, Jonathan Gilchrist, in the amount of $36,255 for his having paid $30,000 of the Company’s obligation to acquire its initial course licenses during 2000 and loaned the Company $5,255 during 2001 and an additional $1,000 in the first quarter of 2002.  Unpaid principal is payable on demand.  Interest will begin to accrue on December 31, 2002 at a rate of 9% if we have not repaid the principal by that date.  This note is secured by the assets of the Company.  In addition, we owed $1,000 in accounts payable.

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

We began the development of our product, Web sites and content resources in late June of 2000.  Because we have not launched the marketing of our product to date, we have not had any revenues or profits since inception. We have not yet realized revenue from the sale of our products and have been dependent on capital contributions and our incubator company and our Chairman to cover operational and development costs.  We expensed a total of $16,995 and $19,655 in all aspects of the business during the three months and six months ended June 30, 2002, and $7,639 and $33,852 during the comparable periods in 2001.  In addition, all of our capitalized software development costs totaling $31,667 were incurred in 2000 and 2001.  These were our development stage costs for developing our website.  We were able to use common stock to pay for most of our expenditures.  We issued 1,265,000 shares of common stock to our founders for their ideas and consulting services to launch our company.  These initial shares were valued at the stock’s par value of $0.0001 per share, or a total of $126.  We issued 750,000 shares of common stock to IBF for the services they would render in providing management, development, software and marketing services.  These shares were non-forfeitable and fully vested when issued.  IBF remains a beneficial owner of over 5% of our common shares.  These shares were valued at $0.10 per share, or a total of $75,000.  Based on personnel and other charges incurred on our behalf by IBF, they charged us $60,600 in 2000 against the $75,000 prepaid expense that we had from issuing them this stock.  In the first two quarters of 2001, IBF charged us $14,400 against this prepaid expense for additional costs incurred on our behalf.  Also in 2000, we issued 250,000 shares of common stock to Tommy Waldrop, the owner of PG Technology, for technology services and Web hosting as well as for the provisioning of our course content.  These shares were valued at $0.10 per share, or a total of $25,000.  In  2001, we issued 260,000 shares of common stock to five other individuals or entities for services they provided in the development and deployment of our products and business.  These shares were valued at $0.10 per share or a total of $26,000.  In May 2002, we issued 650,000 shares for legal and other consulting services valued at $0.02 per share or a total of $13,000.

We had a net loss of $16,995 and $19,655 for the three months and six months ended June 30, 2002 and a net loss of $7,639 and $33,852 in the comparable periods of 2001.  This represents a loss of less than $0.01 per share for the periods in 2002 and approximately $0.01 per share for the six-month period in 2001.  We have very limited liquidity and have been dependent on The Internet Business Factory and our Chairman for the development and deployment of our product, software platform and content.

We have developed our Web site and e-commerce tools, and have obtained the contract rights for up to 2,000 licenses for course content to populate the site for the Institute of Technology.  We feel that we are ready to begin the process of delivering our product to the marketplace and that this can be done profitably if we complete our funding goals.  If we are unable to procure funding we may not be able to complete the implementation of our business plan and may not be able to continue as a going concern.

Plan of Operations

On March 13, 2001, we entered into an Investment Agreement with Goldbridge Capital which will allow us, subject to specific conditions, to put or sell up to $6 million of our common stock to them over a two year period beginning on the effective date of our registration statement which was January 9, 2002.  In order to sell this stock to Goldbridge Capital under the Investment Agreement we must have an effective registration statement on file with the SEC, we must have sufficient liquidity in our stock and we must meet certain other minimum requirements under the agreement.  This agreement is discussed in greater detail in our prospectus and has been filed as an exhibit to our registration statement on Form SB-2 which is available at www.sec.gov or upon request from the Company.

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

The Company entered into a letter of intent on April 29, 2002 with Independent Analytics, Inc. (“IAI”), a Nevada corporation, to acquire IAI and escrowed 26,300,000 shares to be issued to the current shareholders of IAI upon closing on or before June 3, 2002.  IAI failed to meet certain requirements, so the acquisition was terminated and the escrowed shares were cancelled.

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

Liquidity and Capital Resources

In 2000 and the first two quarters of 2001, we were funded and operated completely within the confines of an Internet incubator, The Internet Business Factory, Inc.  We depended on the liquidity and resources of the incubator for all development, personnel, licensing, hardware, bandwidth and operating costs.  As of June 30, 2002, we had total assets of $65,686 and $37,255 in current liabilities.  As of December 31, 2001 we had total assets of $71,341 and $36,255 in current liabilities.  We had a net loss of $16,995 and $19,655 for the three months and six months ended June 30, 2002 and $7,639 and $33,852 for the comparable periods in 2001.  Negative cash flow from operating activities for the six months ended June 30, 2002 and 2001 were $1,377 and zero, respectively.

To fund the development and implementation of our business plan, we have issued 1,910,000 shares of common stock for services, including 650,000 shares issued in May 2002.  In addition, we sold 105,000 shares of common stock to accredited investors under an exemption to registration for $13,500 in June 2001.   We have issued a promissory note for $36,255 to the principal founding shareholder for a payment made on our behalf and for cash funds loaned to us.

As of June 30, 2002 we do not have significant financial commitments or capital requirements we must meet to continue operations, other than the $36,255 note payable to a shareholder and $1,000 in accounts payable.  Our current expenditure demands primarily relate to maintaining our public reporting requirements.  We will need cash to implement our marketing program and produce an infomercial but these are not current, fixed obligations.

We are not currently seeking financing from any source other than from the Investment Agreement with Goldbridge Capital.  Because we do not currently have trading liquidity in our stock, we do not have plans at present to utilize this financing source, nor do we currently have plans to seek additional financing until we are able to evaluate the effectiveness of this Agreement.  We will have to succeed in our financing activities in the year ahead in order to complete and execute on our business plan.  Our working capital requirements and cash flow from operations are expected to vary from quarter to quarter, depending on the success of marketing activities, operating expenses, capital expenditures and other factors.  We will need to raise substantial additional capital in order to succeed and to continue in business.  Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon external sources for liquidity.  As of June 30, 2002, our sources of external and internal financing are limited.  Our primary source of capital is currently our founding shareholder, Jonathan Gilchrist and a limited number of accredited investors.

We anticipate production costs of $75,000 for an infomercial and a minimum media investment of $150,000 for air time.  If the infomercial is successful, we would hope to invest in significantly larger amounts of air time.  We will also need funds for operating costs, course development and marketing costs.  We estimate that we will need to realize a minimum of $650,000 from the Goldbridge investment agreement in the next 12 months to achieve our minimum business goals and to reach profitability.

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

Date: August 14, 2002

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By ___/s/ Kay Berry, Acting Principal Accounting Officer__ (Signature and Title)

Date: August 14, 2002