Form 10QSB
period 2002-09-30
A TIME TO GROW INC
filed 2002-11-07
CIK 1136725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,280,000 as of October 31, 2002.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

                                      TABLE OF CONTENTS

      Page

      ----

Part I      Financial Information

            Item 1        Financial Statements

 3

            Item 2        Management's Discussion and Analysis of Financial

                                      Condition and Results of Operations
                                                                                2

Part II     Other Information

            Item 1        Legal Proceedings

16

            Item 2        Changes in Securities

16

            Item 3        Defaults Upon Senior Securities

16

            Item 4        Submission of Matters to a Vote of Security holders

            Item 5        Other Information

16

            Item 6        Exhibits and Reports on Form 8-K

16

            Signatures                                                     17

            Certifications                                                18

12

A TIME TO GROW, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2002	2001
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 72	$ 470
Course content licenses	48,000	48,000

TOTAL CURRENT ASSETS	48,072	48,470

SOFTWARE DEVELOPMENT COSTS
Web site	31,667	31,667
Less: accumulated amortization	(16,713)	(8,796)

	14,954	22,871

TOTAL ASSETS	$ 63,026	$ 71,341

LIABILITY AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Loan from shareholder	$ 37,255	$ 35,255
Accrued liabilities and accounts payable	1,000	1,000

TOTAL CURRENT LIABILITIES	38,255	36,255

SHAREHOLDERS' EQUITY
Common stock $0.0001 par value, 50,000,000 shares authorized; 3,280,000 and 2,630,000 shares issued and outstanding as of September 30, 2002 and December 31, 2001, respectively	328	263
Additional paid-in capital	152,298	139,363
Deficit accumulated during the development stage	(127,855)	(104,540)

TOTAL SHAREHOLDERS' EQUITY	24,771	35,086

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 63,026	$ 71,341

See accompanying notes.

12

A TIME TO GROW, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

 (unaudited)

	3 months	3 months	9 months	9 months	Inception
	ended	ended	ended	ended	To-date
	Sept 30	Sept 30	Sept 30	Sept 30	6/28/00-
	2002	2001	2002	2001	9/30/02

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Operating and organizational costs	21	106	98	106	225
General and administrative	1,000	6,158	7,000	9,158	17,158
Related party expenses:
… Operating and organizational costs	-	-	-	7,333	65,333
… General and administrative	-	-	8,300	20,000	28,426
… Amortization expense	2,639	2,639	7,917	6,158	16,713

	3,660	8,903	23,315	42,755	127,855

NET LOSS	$ (3,660)	$ (8,903)	$ (23,315)	$ (42,755)	$(127,855)

BASIC AND DILUTED NET LOSS PER SHARE	$ nil	$ nil	$ (0.01)	$ (0.02)	$ (0.05)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	3,280,000	2,630,000	2,977,619	2,598,755	2,605,485

See accompanying notes.

12

A TIME TO GROW, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total

BALANCE, December 31, 2001	2,630,000	$ 263	$ 139,363	$ (104,540)	$ 35,086

Issuance of Shares for legal and other consulting services	650,000	65	12,935	-	13,000

Net Loss	-	-	-	(23,315)	(23,315)

BALANCE, September 30, 2002	3,280,000	$ 328	$ 152,298	$(127,855)	$ 24,771

See accompanying notes.

12

A TIME TO GROW, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

 (unaudited)

Nine months	Nine months	Inception
ended	ended	To-date
Sept 30,	Sept 30,	6/28/00-
2002	2001	9/30/02

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$ (23,315)	$ (42,755)	$ (127,855)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization	7,917	6,158	16,713
Common stock issued for services	13,000	30,333	107,459
Changes in Operating Assets and Liabilities:
Course content licenses	-	-	(48,000)
Accrued liabilities and accounts payable	-	-	1,000

Net Cash Used in Operating Activities	(2,398)	(6,264)	(50,683)

CASH FLOW FROM INVESTING ACTIVITIES
Web site development cash costs	__________-	-	-

Net Cash Used in Investing Activities	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Common stock issued for cash	-	1,500	13,500
Loan from shareholder	2,000	5,255	37,255

Net Cash Provided by Financing Activities	2,000	6,755	50,755

NET INCR(DECR) IN CASH AND CASH EQUIVALENTS	(398)	491	72

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	470	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 72	$ 491	$ 72

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Non cash activities:
Issuance of common stock for services	$ 13,000	$ 30,333	$ 107,459
Issuance of common stock for website development	$ -	$ 10,067	$ 31,667

See accompanying notes.

12

A TIME TO GROW, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

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

CONDITIONS AFFECTING ONGOING OPERATIONS – As of September 30, 2002, the Company had not commenced commercial operations, is a development stage enterprise, and has devoted substantially all of its efforts to product development, financial planning, raising capital and identifying business opportunities.  The Company is subject to the risks associated with development stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to continue to grow through merger and acquisition opportunities.  The Company has the right to put up to $6 million of its common stock to Goldbridge Capital under a Discretionary Drawdown Offering described in Note D below.  This is the Company’s only current financing commitment.  The Company must meet certain minimum requirements before it can put this stock to Goldbridge Capital and, depending on market conditions, may be limited as to the amount it can acquire from any given put and from the Discretionary Drawdown Offering as a whole.  The Company is not currently seeking additional financing sources and has no current plans to obtain financing other than through the Discretionary Drawdown Offering as amended.  In the event the Company is unable to obtain additional debt and equity financing, the Company will not be able to continue its current level of operations.  If the Company is unable to continue its operations, the value of the Company’s assets will experience a significant decline in value from the net book values reflected in the accompanying balance sheets.

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

INTERIM RESULTS - The accompanying unaudited financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the Company's financial position at September 30, 2002 and the Company's results of operations and cash flows for the three- and nine-month periods ended September 30, 2002 and 2001.  Interim period results are not necessarily indicative of the results that may be expected for an entire year.

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

OPERATING AND ORGANIZATIONAL COSTS – The Company categorizes those costs that directly relate to the planning, operation, maintenance and delivery of its website and course products as “Operating and organizational costs”.  Development costs for the Company’s website have been capitalized as noted above; development costs for course products, if there were any, would have been capitalized and amortized in accordance with accounting pronouncement FASB 86.  (All current course offerings are licenses to resell complete e-Learning courses developed by others, as described above.)  In the nine months ended September 30, 2002 and 2001 these costs included personnel charges for planning and marketing analysis, equipment and software use rental for maintenance and operating activities, web hosting services, and technical support.

INCOME TAXES – The Company has had losses since inception and, therefore, has not been subject to federal income taxes.  As of September 30, 2002 and December 31, 2001 the Company estimates an accumulated net operating loss (“NOL”) carryforward of approximately $128,000 and $104,000, respectively, resulting in a deferred tax asset of approximately $43,000 and $34,000, respectively.  These carryforwards begin to expire in 2020.  Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.  A valuation allowance has been established to fully offset the deferred tax assets.

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

NOTE B

PROPERTY AND EQUIPMENT

At September 30, 2002 and December 31, 2001, the Company held no property and equipment.  Computers and other office equipment used by the Company are owned by IBF and charges for such equipment are included in costs billed to the Company by IBF.  The Company currently rents no office space, but has office space available through its principal shareholder.

NOTE C

LOAN FROM SHAREHOLDER

The Company’s principal shareholder paid $30,000 of the Company’s obligation to acquire its initial course licenses during 2000 and loaned the Company $5,255 during the year ended December 31, 2001 and an additional $2,000 in 2002.  The loan, which is secured by all of the Company’s assets is payable on demand and will bear 9% interest beginning on December 31, 2002 if not repaid prior thereto.

NOTE D

DISCRETIONARY DRAWDOWN OFFERING

On March 13, 2001, the Company entered into an Agreement with Goldbridge Capital, LLC (Goldbridge), an entity owned 37.5% by the Company’s principal shareholder and 37.5% by another shareholder of the Company, for a Discretionary Drawdown Offering, (鏝O”), or equity line financing under Rule 415 of the U.S. Securities and Exchange Commission for up to $6 million.  The Agreement was amended on October 31, 2001.  Goldbridge will act as a statutory underwriter of this offering, which requires the Company to register the shares under Rule 415.  The Company will retain control over if and when to “put” stock to Goldbridge under this agreement.  Total funds received from any given put by the Company under the DDO will be the lesser of 90% of or $0.08 below the market price (defined as the lowest closing bid price during the twenty trading days following a put notice), multiplied by the number of shares put to Goldbridge (limited to 15% of the volume during the pricing period), subject to specific conditions and restrictions as reflected in the agreement such as the requirements that the Company have an effective registration statement on file as to the put shares and that it be current in its public reporting obligations.  At September 30, 2002, the Company met the agreement’s conditions and restrictions, but funding under this agreement is available to the Company only if trading volume develops in the Company’s stock.  As of September 30, 2002 there has been no trading in the Company’s stock.

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

PROPOSED ACQUISITION TERMINATED

On April 29, 2002, the Company issued 26,300,000 shares of its common stock into escrow for payment to the owners of Independent Analytics, Inc. (a private company) to acquire it in a transaction that was expected to close on or before June 3, 2002.  Independent Analytics failed to meet certain requirements, so the acquisition was terminated and the escrowed shares were cancelled.

12

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

As of September 30, 2002, we had cash reserves of $72 and no other liquid assets or resources.  Our liabilities consisted primarily of a Note due to a shareholder, Jonathan Gilchrist, in the amount of $37,255 for his having paid $30,000 of the Company’s obligation to acquire its initial course licenses during 2000 and loaned the Company $5,255 during 2001 and an additional $2,000 in 2002.  Unpaid principal is payable on demand.  Interest will begin to accrue on December 31, 2002 at a rate of 9% if we have not repaid the principal by that date.  This note is secured by the assets of the Company.  In addition, we owed $1,000 in accounts payable.

We had been dependent on The Internet Business Factory, Inc., (“IBF”) an Internet incubator, to provide sufficient working capital for operations, product development and deployment of our products at all times prior to June 30, 2001.  We have been responsible for our own expenses and development following that date.  If we are not able to raise sufficient capital through our investment agreement with Goldbridge Capital or through other investment activity, we may not be able to successfully implement our business plan.  We may need to depend upon shareholder loans or investment to fund operations.

We began the development of our product, Web sites and content resources in late June of 2000.  Because we have not launched the marketing of our product to date, we have not had any revenues or profits since inception. We have not yet realized revenue from the sale of our products and have been dependent on capital contributions, our incubator company and our Chairman to cover operational and development costs.  We expensed a total of $3,660 and $23,315 in all aspects of the business during the three months and nine months ended September 30, 2002, and $8,903 and $42,755 during the comparable periods in 2001.  In addition, all of our capitalized software development costs totaling $31,667 were incurred in 2000 and 2001.  These were our development stage costs for developing our website.  We were able to use common stock to pay for most of our expenditures.  We issued 1,265,000 shares of common stock to our founders for their ideas and consulting services to launch our company.  These initial shares were valued at the stock’s par value of $0.0001 per share, or a total of $126.  We issued 750,000 shares of common stock to IBF for the services they would render in providing management, development, software and marketing services.  These shares were non-forfeitable and fully vested when issued.  IBF remains a beneficial owner of over 5% of our common shares.  These shares were valued at $0.10 per share, or a total of $75,000.  Based on personnel and other charges incurred on our behalf by IBF, they charged us $60,600 in 2000 against the $75,000 prepaid expense that we had from issuing them this stock.  In the first two quarters of 2001, IBF charged us $14,400 against this prepaid expense for additional costs incurred on our behalf.  Also in 2000, we issued 250,000 shares of common stock to Tommy Waldrop, the owner of PG Technology, for technology services and Web hosting as well as for the provisioning of our course content.  These shares were valued at $0.10 per share, or a total of $25,000.  In  2001, we issued 260,000 shares of common stock to five other individuals or entities for services they provided in the development and deployment of our products and business.  These shares were valued at $0.10 per share or a total of $26,000.  In May 2002, we issued 650,000 shares for legal and other consulting services valued at $0.02 per share or a total of $13,000.

We had a net loss of $3,660 and $23,315 for the three months and nine months ended September 30, 2002 and a net loss of $8,903 and $42,755 in the comparable periods of 2001.  This represents a loss of less than $0.01 per share for the three-month periods in 2002 and 2001, and approximately $0.01 per share and $0.02 per share for the nine-month periods in 2002 and 2001, respectively.  We have very limited liquidity and have been dependent on The Internet Business Factory and our Chairman for the development and deployment of our product, software platform and content.

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

Liquidity and Capital Resources

In 2000 and the first two quarters of 2001, we were funded and operated completely within the confines of an Internet incubator, The Internet Business Factory, Inc.  We depended on the liquidity and resources of the incubator for all development, personnel, licensing, hardware, bandwidth and operating costs.  As of September 30, 2002, we had total assets of $63,026 and $38,255 in current liabilities.  As of December 31, 2001 we had total assets of $71,341 and $36,255 in current liabilities.  We had a net loss of $3,660 and $23,315 for the three months and nine months ended September 30, 2002 and $8,903 and $42,755 for the comparable periods in 2001.  Negative cash flow from operating activities for the nine months ended September 30, 2002 and 2001 were $2,398 and $6,264, respectively.

To fund the development and implementation of our business plan, we have issued 1,910,000 shares of common stock for services, including 650,000 shares issued in May 2002.  In addition, we sold 105,000 shares of common stock to accredited investors under an exemption to registration for $13,500 in June 2001.   We have issued a promissory note for $37,255 to the principal founding shareholder for a payment made on our behalf and for cash funds loaned to us.

As of September 30, 2002 we do not have significant financial commitments or capital requirements we must meet to continue operations, other than the $37,255 note payable to a shareholder and $1,000 in accounts payable.  Our current expenditure demands primarily relate to maintaining our public reporting requirements.  We will need cash to implement our marketing program and produce an infomercial but these are not current, fixed obligations.

We are not currently seeking financing from any source other than from the Investment Agreement with Goldbridge Capital.  Because we do not currently have trading liquidity in our stock, we do not have plans at present to utilize this financing source, nor do we currently have plans to seek additional financing until we are able to evaluate the effectiveness of this Agreement.  We will have to succeed in our financing activities in the year ahead in order to complete and execute on our business plan.  Our working capital requirements and cash flow from operations are expected to vary from quarter to quarter, depending on the success of marketing activities, operating expenses, capital expenditures and other factors.  We will need to raise substantial additional capital in order to succeed and to continue in business.  Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon external sources for liquidity.  As of September 30, 2002, our sources of external and internal financing are limited.  Our primary source of capital is currently our founding shareholder, Jonathan Gilchrist and a limited number of accredited investors.

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

12

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

12

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A Time To Grow, Inc. (Registrant)

By ___/s/ Jonathan C. Gilchrist, President______ (Signature and Title)

Date: November 6, 2002

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By ___/s/ Kay Berry, Acting Principal Accounting Officer__ (Signature and Title)

Date: November 6, 2002

12

 CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Jonathan C. Gilchrist, certify that:

1. I have reviewed this quarterly report on Form 10-Q of A Time to Grow, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/s/ Jonathan C. Gilchrist

Jonathan C. Gilchrist
Chief Executive Officer

CERTIFICATION

I, Kay Berry, certify that:

1. I have reviewed this quarterly report on Form 10-Q of A Time to Grow, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/s/ Kay Berry

Kay Berry
Acting Principal Accounting Officer

12