Form 10KSB
period 2002-12-31
A TIME TO GROW INC
filed 2003-04-14
CIK 1136725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  At March 31, 2003 we had 1,005,000 shares issued and outstanding to non-affiliates with a market value of $30,150 based on the quoted bid price.  Our stock has not traded on an exchange but is listed on the Nasdaq OTC Bulletin Board with a bid price of $0.03 per share.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,280,000 as of March 31, 2003.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

1

PART I

Item 1. Description of Business.

Company Overview

We are a development stage company.  We plan to  provide Web-based courses and services designed to meet the training needs of large and small business, and home offices and individuals.  We plan to offer a high-quality, interactive learning experience over our customer’s computer networks and Internet browser.  Our courses will allow users to learn in a self-paced and flexible manner anywhere and at any time.  Our catalogue of courses includes over 400 class choices on a broad range of topics including information technology, desktop computing, business skills and home office and business principals and practices.  We plan to distribute our courses directly over the Internet.  We believe our extensive course offerings, unique pricing model and high-exposure marketing will earn us a significant position in the e-Learning market. At December 31, 2002, we have not commenced operations and do not have operating capital necessary to pursue our business plan at this time. If we are unable to obtain operating capital it is unlikely that we will conduct any operations in the future.

A Time To Grow, Inc., was incorporated on June 28, 2000 in Houston, Texas, as a Texas Corporation.  We may be contacted by writing to: A Time To Grow, Inc., 1240 Blalock Road, Suite 170, Houston, Texas 77055.   Any reference in this document to “the Company,” “we” or “us” refers to A Time To Grow, Inc.  We are a development stage company that has been built and developed by The Internet Business Factory, Inc., an Internet incubator and related entity through common ownership.  Our Web site is www.ATimeToGrow.com.

Description of Our Courses

We plan to provide online training and education, or e-Learning, targeted at the consumer education market.  The customer will take the courses selected through an Internet browser interface and will not need to download or take possession of our software or content during the process.  The courses will be delivered using an Application Service Provider (ASP) model.  We have a Content License and Service Agreement with PG Technology, Inc. of Houston, Texas for the content we currently provide.  As an initial payment for this content agreement, we gave stock , which we valued at $18,000 to the owner of PG Technology and $30,000 in other value paid by a shareholder to secure access to the content licenses.  We issued a note to the shareholder for this amount which we must pay in the future.  (See the financial statements included later in this report.)  When our common stock reaches a market price of $0.20 or greater, the stock that we issued will be credited as payment in full for these content licenses. Under this agreement, we have up to 2,000 subscription licenses available for over 400 complete courses.  For the first 1,000 licenses that we sell prior to the time at which our stock reaches a market price of $0.20 per share, we will pay PG Technology their actual cost for the courses plus 10%.  The second 1,000 subscriptions will be provided to us at no additional cost under the terms of the agreement because of the payment in stock that we made.  A copy of this agreement has been filed as an exhibit to the SB-2 Registration statement which was declared effective on January 9, 2002.  When fully implemented, we will offer three categories of online training materials aimed at three inter-related markets:

·

The “lifelong learning” segment; this product will be sold on a subscription basis, which offers unlimited access to one of three content categories: The Institute of Technology; The School of Business; or the College of Personal Development.

·

The Continuing professional education” segment; this product will address the needs and interests of those professionals who are required to take continuing education classes each year to maintain their license or certification.

·

The Corporate training” segment; this product provides a platform for companies to use in delivering their proprietary training materials to employees, customers, vendors or consumers.

1.

 Lifelong Learning.  The lifelong learning content we will provide is organized into three topical categories:  The Institute of Technology; The School of Business; and The College of Personal Development.  Each category will contain hundreds of classes to which a user can subscribe and receive unlimited access for a monthly subscription fee.

A

The Institute of Technology.  The Institute is to be the most robust of the content categories we offer.  We plan to deliver over a hundred interactive technical classes covering topics such as programming languages, Web design, management information systems, MCSE certification and much more.  We will continue to add to the catalogue of courses available through the Institute of Technology as funds are available.

B

The School of Business.  Small business and home business owners must make legal and financial decisions related to a diverse body of knowledge.  These decisions include the type of entity they should use; how to create financial statements; how to write a business plan; how to obtain financing or what labor and employments laws apply to their business.  The School of Business is being designed to address the practical needs of small business owners.  Classes will be provided in practical subject matter dealing with core areas of small business operations.  In addition, desktop-computing classes, such as word processing, accounting, and other office software classes will be available through the School of Business.

C

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

           We initially will offer only courses in the Lifelong Learning category and there, only under the Institute of Technology and the School of Business.   We will focus on marketing the courses we have available in these two categories before expanding into the professional education and corporate training sectors.

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

            We will primarily obtain our content from third parties.  This will enable rapid, cost-effective course creation and will allow us to deliver a much larger variety of courses to our subscribers than would be possible if we attempted to develop all of our courses ourselves.  By using third-party content, we plan to create a large number of courses covering a variety of topics without the expense of maintaining a large editorial and research staff.  We also will be able to respond more quickly to changing client needs.

            Our highly interactive courses will allow users to learn by experience, offering frequent opportunities for practice in the form of simulations and exercises.  We also will incorporate graphics and animation to gain and maintain user’s interest throughout each course.  We will present all our courses in a standard format that enables users to become familiar with the course interface, and enhancing ease of use.  Our technology will keep track of a user’s progress throughout a course.  This will enable users to stop working at any time while taking a course and later resume, without losing any information and without having to start over from the beginning.

            Our courses will also be useful as an ongoing reference source.  Each course will contain an index that allows users to go directly to the information they want to use without working through the other portions of the course.  This immediate access to specific course content will reduce training time by allowing users to focus on those areas in which they possess specific interest.

            Our online catalog will include courses designed to meet the training needs of large and small businesses and other organizations as well as home office users.  Approximately 80% of our initial courses will relate to information technology and desktop computing topics.  We also will offer courses related to small business policy and operations.

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

           Our market opportunity.

We believe that Web-based learning is a most attractive training alternative for business and educational tool for individuals.  Today’s business environment changes rapidly with many of those changes being driven by changes in technology.  Businesses and individuals seeking to compete in this changing environment often look for efficient training and educational materials.  Our courses will be accessed at home or at the office so learning can take place in the most cost-efficient environment.

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

Our Competitive Strengths

We believe that our competitive strengths will include:

  Broad variety of courses.  Our initial list of more than 400 courses will give users a wide range of topics to chose from.  In most subjects we offer a number of courses from introductory to advanced level

  Cost-effectiveness of Web-based courses.  Potential customers have the option of subscribing to our entire catalog of online courses for a single monthly fee.  This gives the users unlimited access to our courses.

  Multiple Sales and Marketing Channels.  We will initially market our courses through our Web site and in partnership with online service providers.  We are also planning to produce an infomercial to mass-market our product to the consumer markets.  In addition, we will have direct sales agents who will be paid on a commission basis for sales of our product.

  Courses supplied from third-party vendors.  We will obtain the content for our courses from third-party vendors.  This gives us rapid access to new courses and new content as it is developed.  By using third-party vendors for our courses, we can offer a large number of courses without incurring significant capital costs for course development.

  Scalable business model.  Under our current vendor agreement, we only have to pay for new content as we acquire new customers, we can add new customers easily and quickly.  We do not have to make a large investment in new content or software licenses related to the acquisition of new customers.  As we grow we expect to invest in the development of proprietary content which will require a significant capital expenditure before customers are acquired.

We may encounter problems similar to those recently experienced by other Internet Companies.

The Internet provides a global connection to millions of computers that enable businesses, educational institutions, non-profits and families to access and share information.  The educational content we plan to provide will be delivered over this network.  The Internet was born in an academic environment in 1969 when universities first connected their super-computers using Internet protocols.  Today, commercial organizations and individual users dominate the Internet because recent changes which include improved processor speeds, more powerful Web browsers and greater bandwidth have allowed the Internet to become an integral part of many people’s business and personal lives.  Yet these same changes have provided a platform upon which e-Learning has now become one of the fastest growing segments of the Internet economy.

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

The online training market is highly fragmented, with no single competitor accounting for a dominant market share.  However, competition is intense.  There are no significant barriers to entry in this sector and new competitors could enter the market quickly.  Companies with significantly greater financial resources are acquiring competitors and consolidating market share.  This will create additional competition for us.  We believe that that the following factors will shape competition in the months ahead:

1.

the ability to provide an effective training solution that meets the perceived need of clients;

2.

the variety and quality of course offerings;

3.

competitive pricing;

4.

the quality of customer service;

5.

brand recognition and company reputation;

6.

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

No matters were submitted to security holders during the fourth quarter of the fiscal year covered by this report

1

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

During the period covered by this report, our registration statement on Form SB-2, which included the registration of all currently issued and outstanding shares of common stock by the selling shareholders, became effective on January 9, 2002.  In addition, this registration statement included the registration of 6 million shares, which we may have the right to sell in the future to Goldbridge Capital, LLC our underwriter for the Rule 415 shelf offering of these shares.  We applied to trade on the Nasdaq OTC Bulletin Board  and were approved for trading effective April 19, 2002.  Several market makers list a bid price for our stock, but no shares have traded since our listing.  On May 8, 2002, we filed Form S-8 to register 650,000 shares issued pursuant to several consulting or legal services contracts for work performed by five individuals.

SECURITY HOLDERS

     At December 31, 2002 there were 3,280,000 shares of our common stock outstanding, which were held by 29 shareholders of record.  In addition, we have registered 6 million shares of common stock which we may in the future put to Goldbridge Capital under the investment agreement discussed in detail in our prospectus which you may view at www.sec.gov or which you may request from the Company.  We are authorized to issue up to 50 million shares of common stock with a par value of $0.0001.

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

(i)

Voting Rights – Each of our shareholders of common stock is entitled to one vote for each share held of record on all matters submitted to the vote of stockholders, including the election of directors.  All voting is noncumulative, which means that the holders of fifty percent (50%) of the shares voting for the election of the directors can elect all the directors.  The Board of Directors may issue shares for consideration of previously authorized but unissued stock without stockholder action.

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

Reports to Shareholders

We will furnish to holders of our common stock annual reports containing audited financial statements examined and reported upon, and with an opinion expressed by, an independent certified public accountant. We may issue other unaudited interim reports to our shareholders as we deem appropriate.

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

We were incorporated on June 28, 2000 as a Texas Corporation. Our principal office is located at 1240 Blalock Road, Suite 170, Houston, Texas 77055.  Any reference in this document to “the Company,” "our", “we” or “us” refers to A Time To Grow, Inc.   We plan to provide Web based courses and services designed to meet the training needs of individuals, businesses and organizations.  We will sell our courses on the Internet and through direct sales channels.  We will derive our revenue from subscriptions to our course content.  Our primary operating  expenses will consist of marketing costs, cost of procuring goods from third parties, management expenses and product development costs.  We intend to invest funds received under the Goldbridge Investment Agreement, if any, in the development of additional courses and in the production of an infomercial describing and marketing our product offerings.

As of December 31, 2002, we had cash reserves of $51 and no other liquid assets or resources.  Our liabilities consisted primarily of a Note due to a shareholder, Jonathan Gilchrist, in the amount of $38,255 for his having paid $30,000 of the Company’s obligation to acquire its initial course licenses during 2000 and loaned the Company $5,255 during 2001 and $3,000 during 2002.  Unpaid principal is payable on demand.  Interest began to accrue on December 31, 2002 at a rate of 9%.  This note is secured against the assets of the Company.  Because we have no operating capital our current expenses are being paid by our CEO.

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

We began the development of our product, Web sites and content resources in late June of 2000.  Because we have not launched the marketing of our product to date, we have not had any revenues or profits to-date. We have not yet realized revenue from the sale of our products and have been dependent on capital contributions and our incubator company to cover operational and development costs.  We expensed a total of $46,414 in all aspects of the business during the year ending December 31, 2001, and $26,975 during 2002.  In addition, we have capitalized development stage costs of our website in the amount of $31,667 less accumulated amortization of $8,796 as of December 31, 2001, and $31,667 less accumulated amortization of $19,352 as of December 31, 2002.  During these periods we were able to use common stock to pay for most of these expenditures.  We issued 1,265,000 shares of common stock to our founders for their ideas and consulting services to launch our company.  These initial shares were valued at the stock’s par value of $0.0001 per share, or a total of $126.  We issued 750,000 shares of common stock to IBF for the services they would render in providing management, development, software and marketing services.  These shares were non-forfeitable and fully vested when issued.  IBF remains a beneficial owner of over 5% of our common shares.  These shares were valued at $0.10 per share, or a total of $75,000.  Based on personnel and other charges incurred on our behalf by IBF, they charged us $60,600 in 2000 against the $75,000 prepaid expense that we had from issuing them this stock.  In the first two quarters of 2001, IBF charged us $14,400 against this prepaid expense for additional costs incurred on our behalf.  Also in 2000, we issued 250,000 shares of common stock to Tommy Waldrop, the owner of PG Technology, for technology services and Web hosting as well as for the provisioning of our course content.  These shares were valued at $0.10 per share, or a total of $25,000.  In  2001, we issued 260,000 shares of common stock to five other individuals or entities for services they provided in the development and deployment of our products and business.  These shares were valued at $0.10 per share or a total of $26,000.  In 2002 we issued 650,000 shares of common stock to five individuals for consulting or legal services.  These shares were valued at $13,000, or $0.02 per share, based upon the value of the services rendered.

We had a net loss of $46,414 for the year ending December 31, 2001 and a net loss of $26,975 in 2002.  This represents a loss of $0.02 per share for the year ending December 31, 2001 and $0.01 per share for 2002.  We have very limited liquidity and have been dependent on The Internet Business Factory and our founder for the development and deployment of our product, software platform and content.

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

Plan of Operations

On March 13, 2001, we entered into an Investment Agreement with Goldbridge Capital which will allow us, subject to specific conditions, to put or sell up to $6 million of our common stock to them over a two year period beginning with the effective date of our registration statement.  In order to sell this stock to Goldbridge Capital under the Investment Agreement we must have an effective registration statement on file with the SEC, we must have sufficient liquidity in our stock and we must meet certain other minimum requirements under the agreement.  This agreement is discussed in greater detail in our prospectus and has been filed as an exhibit to our registration statement on Form SB-2 which is available at www.sec.gov or upon request from the Company.   We plan to use the proceeds that we may receive from the sale of shares to Goldbridge Capital to market our products using an infomercial and to implement our business plan.  We anticipate production costs of $75,000 for the infomercial and a minimum media investment of $150,000 for air time.  In addition, we will begin to develop our own proprietary content in addition to the content we provide from third-party outside vendors.  If the infomercial is successful, we expect sales revenue to be sufficient to make us profitable within one year.  We would define success, in this regard, as the procurement of 50,000 or more subscribers.  With these funds we will expand the variety of content we are able to offer and begin the process of developing proprietary content that will be owned by us.

Despite our efforts, we may not be successful in implementing our vision based on the recent trends within the Internet industry, particularly with respect to consumer oriented content providers and e-commerce companies.  Beginning in early 2000 and continuing through 2002, a significant number of these companies began to experience financial difficulties, which included dropping share prices, layoffs or closures and lack of profits.  In addition, many Internet companies have sought combination with their competitors or with more traditional ऻrick-and-mortar” companies in an effort to survive.  Many Internet companies are running deep losses and have spent heavily on marketing, customer acquisition, personnel and product development only to experience cash shortages prior to reaching profitability.  We may be affected by similar market conditions.

Liquidity and Capital Resources

In 2000 and the first two quarters of 2001, we were funded and operated completely within the confines of an Internet incubator, The Internet Business Factory, Inc.  We depended on the liquidity and resources of the incubator for all development, personnel, licensing, hardware, bandwidth and operating costs.  As of December 31, 2001, we had total assets of $71,341 and $36,255 in current liabilities.  As of December 31, 2002 we had total assets of $60,366 and $39,255 in current liabilities.  We had a net loss of $46,414 for the year ended December 31, 2001 and $26,975 for 2002.  Negative cash flow from operating activities for the periods ended December 31, 2001 and December 31, 2002 were $6,285 and $3,419 respectively.

After our founding, to fund the development and implementation of our business plan, we have issued 1,910,000 shares of common stock for services, including 750,000 shares issued to the Internet incubator.  In addition, we sold 105,000 shares of common stock to accredited investors under an exemption to registration for $13,500.   We issued a promissory note for $38,255 to the principal founding shareholder for a payment made on our behalf and for cash funds loaned to us.

As of December 31, 2002 we do not have significant financial commitments or capital requirements we must meet to continue operations, other than the $38,255 note payable to a shareholder and accrued costs of $1,000 payable to a third party.  We will need cash to implement our marketing program and produce an infomercial but these are not current, fixed obligations.

We are not currently seeking financing from any source other than from the Investment Agreement with Goldbridge Capital.  We do not currently have plans to seek additional financing until we are able to evaluate the effectiveness of this Agreement.  We will have to succeed in our financing activities in the year ahead in order to complete and execute on our business plan.  Our working capital requirements and cash flow from operations are expected to vary from quarter to quarter, depending on the success of marketing activities, operating expenses, capital expenditures and other factors.  We will need to raise substantial additional capital in order to succeed and to continue in business.  Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon external sources for liquidity.  As of December 31, 2002, our sources of external and internal financing are limited.  Our primary source of capital is currently our founding shareholder, Jonathan Gilchrist and a limited number of accredited investors.

We anticipate production costs of $75,000 for an infomercial and a minimum media investment of $150,000 for air time.  If the infomercial is successful, we would hope to invest in significantly larger amounts of air time.  We will also need funds for operating costs, course development and marketing costs.  We estimate that we will need to realize a minimum of $325,000 from the Goldbridge investment agreement in the next 12 months to achieve our minimum business goals and to reach profitability.  The amount that we can raise through Goldbridge is limited by our stock’s trading price and volume.  Because the financial markets have remained depressed longer than we had anticipated, we have delayed our projections for raising capital to begin our infomercial until the fourth quarter of 2003.  As a result, initial sales may not occur until 2004, if then, and we have reclassified our Course Content Licenses account from Current Assets to a non-current category under Software and Licenses.

Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, we do not have significant cash or other material liquid assets, nor do we have an established source of revenue sufficient to cover our operating costs and to allow us to continue as a going concern.  We may, in the future, experience significant fluctuations in our results of operations.   We will be required to obtain additional debt and equity financing or our illiquidity could suppress the value and price of our shares if and when a market for those shares becomes available.  However, our offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of our business plan.  Our current working capital is not sufficient to cover cash requirements for 2003 or to bring us to a positive cash flow position.  It is possible that we will never become profitable and will not be able to continue as a going concern.

1

Item 7. Financial Statements.

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Directors of

A Time to Grow, Inc. (A Development Stage Company)

Houston, Texas

We have audited the accompanying balance sheets of A Time to Grow, Inc. (A Development Stage Company) as of December 31, 2002 and 2001, and the related statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2002 and 2001, and the period June 28, 2000 (date of inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A Time to Grow, Inc. (A Development Stage Company) at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended and from June 28, 2000 (date of inception) through December 31, 2002 in conformity with generally accepted accounting principles in the United States.

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

As more fully discussed in the accompanying financial statements, the Company has entered into material agreements and contracts with related individuals and entities owned by related individuals that have resulted in material transactions and balances with these related parties.  The Company purchased nearly all of its assets and incurred most of its expenses from such individuals and entities.

/S/ Harper & Pearson Company

Houston, Texas

April 11, 2003

1

 A TIME TO GROW, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31,	December 31,
	2002	2001
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 51	$ 470

TOTAL CURRENT ASSETS	51	470

SOFTWARE AND LICENSES
Course content licenses	48,000	48,000
Software development costs - web site	31,667	31,667
Less: accumulated amortization of web site	(19,352)	(8,796)

	60,315	70,871

TOTAL ASSETS	$ 60,366	$ 71,341

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Loan from shareholder	$ 38,255	$ 35,255
Accrued liabilities	1,000	1,000

TOTAL CURRENT LIABILITIES	39,255	36,255

SHAREHOLDERS' EQUITY
Common stock $0.0001 par value, 50,000,000 shares authorized 3,280,000 and 2,630,000 shares issued and outstanding, in the respective periods	328	263
Additional paid-in capital	152,298	139,363
Deficit accumulated during the development stage	(131,515)	(104,540)

TOTAL SHAREHOLDERS' EQUITY	21,111	35,086

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 60,366	$ 71,341

See accompanying notes.

1

A TIME TO GROW, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002 AND 2001, AND

JUNE 28, 2000 THROUGH DECEMBER 31, 2002

December 31,	December 31,	Inception
2002	2001	to Date

REVENUES	$ -	$ -	$ -

EXPENSES
Operating and organizational costs	119	127	246
General and administrative	8,000	10,158	18,158
Related party expenses:
Operating and organizational costs	-	7,333	65,333
General and administrative	8,300	20,000	28,426
Amortization expense	10,556	8,796	19,352

	26,975	46,414	131,515

NET LOSS	$ (26,975)	$ (46,414)	$ (131,515)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.01)	$ (0.02)	$ (0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,053,836	2,606,630	2,673,157

See accompanying notes.

1

A TIME TO GROW, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2002 AND 2001,  AND

JUNE 28, 2000 THROUGH DECEMBER 31, 2000

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total

BALANCE, At inception	-	$ -	$ -	$ -	$ -

Issuance of Common Stock to Founders for Services	1,265,000	126	-	-	126

Issuance of Shares for Services and Course licenses	1,000,000	100	99,900	-	100,000

Sale of Common Stock	90,000	9	11,991	-	12,000

Net Loss	-	-	-	(58,126)	(58,126)

BALANCE, December 31, 2000	2,355,000	$ 235	$ 111,891	$ (58,126)	$ 54,000

Issuance of Shares for Services	260,000	26	25,974	-	26,000

Sale of Common Stock	15,000	2	1,498	-	1,500

Net Loss	-	-	-	(46,414)	(46,414)

BALANCE, December 31, 2001	2,630,000	$ 263	$ 139,363	$ (104,540)	$ 35,086

Issuance of Shares for consulting or legal services	650,000	65	12,935	-	13,000

Net Loss	-	-	-	(26,975)	(26,975)

BALANCE, December 31, 2002	3,280,000	$ 328	$ 152,298	$ (131,515)	$ 21,111

See accompanying notes.

1

A TIME TO GROW, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002 AND 2001,  AND

JUNE 28, 2000 THROUGH DECEMBER 31, 2002

December 31,	December 31,	Inception
2002	2001	to Date

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$ (26,975)	$ (46,414)	$ (131,515)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization	10,556	8,796	19,352
Common stock issued for services	13,000	15,933	89,459
Changes in Operating Assets and Liabilities:
Prepaid expenses	-	14,400	-
Accrued liabilities and accounts payable	-	1,000	1,000

Net Cash Used in Operating Activities	(3,419)	(6,285)	(21,704)

CASH FLOW FROM INVESTING ACTIVITIES
Course content licenses cash costs	-	-	(30,000)
Web site development cash costs	-	-	-

Net Cash Used in Investing Activities	-	-	(30,000)

CASH FLOW FROM FINANCING ACTIVITIES
Common stock issued for cash	-	1,500	13,500
Loan from shareholder	3,000	5,255	38,255

Net Cash Provided by Financing Activities	3,000	6,755	51,755

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(419)	470	51

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	470	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 51	$ 470	$ 51

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Non cash activities:
Issuance of common stock for founder and other services	$ 13,000	$ 15,933	$ 89,459
Issuance of common stock for course content licenses	$ -	$ -	$ 18,000
Issuance of common stock for website development	$ -	$ 10,067	$ 31,667

See accompanying notes.

A TIME TO GROW, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

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

CONDITIONS AFFECTING ONGOING OPERATIONS – As of December 31, 2002 and 2001, the Company had not commenced commercial operations, is a development stage enterprise, and has devoted substantially all of its efforts to product development, financial planning, raising capital and identifying business opportunities.  The Company is subject to the risks associated with development stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to continue to grow through merger and acquisition opportunities.  The Company has the right to put up to $6 million of its common stock to Goldbridge Capital under an investment agreement described in Note D below.  This is their only current financing commitment.  The Company must meet certain minimum requirements before they can put this stock to Goldbridge Capital and, depending on market conditions, may be limited as to the amount they can acquire from any given put and from the Investment Agreement as a whole.  The Company is not currently seeking additional financing sources and has no current plans to obtain financing other than through the Goldbridge Capital Investment Agreement as amended.  In the event the Company is unable to obtain additional debt and equity financing, the Company will not be able to continue its current level of operations.  If the Company is unable to continue its operations, the value of the Company’s assets will experience a significant decline in value from the net book values reflected in the accompanying balance sheets. Because the Company has no working capital, current operating costs are being met by our CEO.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain profitability.

RECLASSIFICATION OF COURSE CONTENT LICENSES – Course Content Licenses consists of licenses to resell complete e-Learning courses that have been paid for by the Company but remain unsold.  Content license costs will be amortized and included in cost of sales, as revenues are recognized from related course sales.  The capitalized license costs are carried at the lower of unamortized cost or net realizable value.

The Company reclassified Course Content Licenses as a long-term asset rather than a Current Asset because of expected delays in obtaining funding to launch effective marketing of the Company.  Funding from the Goldbridge Capital Investment Agreement is dependent on the Company’s stock price and trading volume, and until financial markets recover, the Company does not expect to be able to develop trading volume in its stock, if ever.  The Company’s revised plans call for raising capital late in 2003, with marketing and initial sales planned for 2004.  Therefore, content license sales are not expected in the next twelve months.  Prior financial statements have been restated for the reclassification.

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

SOFTWARE DEVELOPMENT COSTS – In accordance with accounting principles, the development stage costs incurred for the Company’s website have been capitalized.  These costs included personnel charges for web programmers and rental charges for the use of equipment and software used in the development process.  The website software was ready for its intended use March 1, 2001 and, accordingly, the amortization of associated capitalized costs began on that date.  The estimated useful life is three years.  Future development and acquisition costs of software for internal use will be capitalized and amortized over its useful life.  The Company evaluates capitalized software costs for impairment and has concluded no impairment loss has occurred to-date.

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

CONCENTRATIONS OF CREDIT RISK – Financial instruments which potentially subject the Company to concentrations of credit risk will consist principally of trade receivables and cash.  The Company places its cash with high credit quality financial institutions.  At times, such amounts may exceed the FDIC limits.  Generally, no collateral or other security will be required to support customers’ receivables.  To reduce credit risk, a customer’s credit history will be reviewed before extending credit.  In addition, an allowance for doubtful accounts will be established as needed based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

OPERATING AND ORGANIZATIONAL COSTS – The Company categorizes those costs that directly relate to the planning, operation, maintenance and delivery of its website and course products as “Operating and organizational costs”.  Development costs for the Company’s website have been capitalized as noted above; development costs for course productswill be capitalized and amortized in accordance with accounting pronouncement FASB 86.  (All current course offerings are licenses to resell complete e-Learning courses developed by others, as described above.)  In the years ended December 31, 2002 and 2001 these costs included personnel charges for planning and marketing analysis, equipment and software use rental for maintenance and operating activities, web hosting services, and technical support.

INCOME TAXES – The Company has had losses since inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2002 and 2001 the Company estimates an accumulated taxable net operating loss (“NOL”) carryforward for income tax purposes of approximately $132,000 and $104,000, respectively, resulting in a deferred tax asset of approximately $44,000 and $34,000, respectively.  These carryforwards begin to expire in 2020.  Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.  A valuation allowance has been established to fully offset the deferred tax assets.

LOSS PER SHARE – Loss per share has been calculated using the weighted average number of shares outstanding at December 31, 2002 and 2001.

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

NEW ACCOUNTING PRONOUNCEMENTS – In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.  Statement No. 141 requires, among other things, all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting.  Statement No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition.  Under Statement No. 142, goodwill will no longer be amortized over its estimated useful life, but instead will be tested for impairment at least annually.  The Company's plan for impairment testing is more fully discussed within the Impairment of Long Lived Assets section of this footnote.  Statement No. 142 will be effective for years beginning after December 15, 2001 and must be adopted at the beginning of a year.  Goodwill and intangible assets acquired after June 30, 2001 will be subject to the provisions of Statement No. 142.  The Company adopted Statement No. 142 effective January 1, 2002, with no material impact on the financial position or operations of the Company.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.  Statement 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  Adoption is required for financial statements issued for fiscal years beginning after June 15, 2002.  The Company adopted Statement No. 143 effective January 1, 2003, with no material impact on the financial position or operations of the Company.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Statement 144 broadens the presentation and qualification of disposals of assets that qualify for reporting as discontinued operations.  The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001.  The Company adopted Statement 144 effective January 1, 2002, with no material impact on the financial position or operations of the Company.

In April, 2002, the Financial Accounting Standards Board issued SFAS No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, related to accounting for debt extinguishments, leases, and intangible assets of motor carriers. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged.  The Company expects the adoption of this Statement will have no material impact on its financial position or operations.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring" which previously governed the accounting treatment for restructuring activities. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". These costs include, but are not limited to, the following: (1) termination benefits provided to current employees who are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred-compensation contract, (2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities or relocate employees. SFAS 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 146 will be applied prospectively and is effective for exit or disposal activities initiated after December 31, 2002.  The Company expects the adoption of this Statement will have no material impact on its financial position or operations.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-based Compensation and Disclosure - an amendment of FASB Statement No.123" (FAS 148). This statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative transition methods for a voluntary change to fair value accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management is currently evaluating the effects of this pronouncement.

NOTE B

PROPERTY AND EQUIPMENT

At December 31, 2002 and 2001, the Company held no property and equipment.  Computers and other office equipment used by the Company are owned by IBF and charges for such equipment are included in costs billed to the Company by IBF.  The Company currently rents no office space, but has office space available through its primary shareholder.

NOTE C

LOAN FROM SHAREHOLDER

The Company’s principal shareholder paid $30,000 of the Company’s obligation to acquire its initial course licenses during 2000 and loaned the Company $5,255 during 2001 and additional $3,000 in 2002.  The loan, which is secured by all of the Company’s assets is payable on demand and begins to bear interest at the rate of 9% on December 31, 2002.

NOTE D

DISCRETIONARY DRAWDOWN OFFERING

On March 13, 2001, the Company entered into an Agreement with Goldbridge Capital, LLC (Goldbridge), an entity owed 37.5% by the Company’s principal shareholder and 37.5% by another shareholder of the Company for a Discretionary Drawdown Offering, ('DDO'), or equity line financing under Rule 415 of the U.S. Securities and Exchange Commission for up to $6 million.  The Agreement was amended on October 31, 2001.  Goldbridge will act as a statutory underwriter of this offering, which requires the Company to register the shares under Rule 415.  The Company will retain control over if and when to “put” stock to Goldbridge under this agreement.  Total funds received from any given put by the Company under the DDO will be the lesser of 90% of or $0.08 below the market price (defined as the lowest closing bid price during the twenty trading days following a put notice), multiplied by the number of shares put to Goldbridge (limited to 15% of the volume during the pricing period), subject to specific conditions and restrictions as reflected in the agreement such as the requirements that the Company have an effective registration statement on file as to the put shares and that it be current in its public reporting obligations.  At December 31, 2002, the Company met the agreement’s conditions and restrictions, but funding under this agreement is only available if trading volumes develop in the Company’s stock.  As of December 31, 2002, there has been no trading in the Company’s stock.

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

On December 6, 2000 the Company issued 250,000 shares of common stock to Tommy Waldrop for services provided to the Company by PG Technology in the form of ISP services and content provisioning.  These shares were valued by the Company based on services rendered at $0.10 per share.

The Company issued 200,000 shares of its common stock to Goldbridge Capital, LLC on January 15, 2001, for consulting services rendered to the Company.  These shares were fully vested and non-forfeitable when issued.  The Company valued these shares based on services rendered at $0.10 per share.

In 2001 the Company issued an additional total of 60,000 shares to four individuals for programming, accounting and management services.  The Company valued these shares based on services rendered at $0.10 per share.

The Company sold 90,000 shares for $12,000 in 2000 and 15,000 shares for $1,500 in 2001 to accredited investors.

In 2002 the Company issued 650,000 shares to five individuals for legal and other consulting services rendered to the Company.  The shares were valued at $0.02 per share on the basis of the value of services rendered.

The shares issued in these transactions are summarized in the table below:

Year 2000
Founders Stock ($0.0001/sh.)
Share issued for services ($0.10/sh.)
Share sold for cash ($0.133/sh.)

Year 2001
Shares issued for services ($0.10/sh.)
Share sold for cash ($0.10/sh.)

Year 2002
Shares issued for services ($0.02/sh.)	1,265,000 1,000,000 90,000 2,355,000 260,000 15,000 275,000 650,000 650,000 3,280,000

NOTE G

PROPOSED ACQUISITION TERMINATED

On April 29, 2002, the Company announced its plan to issue 26,300,000 shares of its common stock into escrow for payment to the owners of Independent Analytics, Inc. (a private company) to acquire it in a transaction that was expected to close on or before June 3, 2002.  Independent Analytics failed to meet certain requirements, so the acquisition was terminated and the escrowed shares were not issued.

1

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth certain information regarding the members of our board of directors and its executive officers:

NAME	AGE	POSITION

Jonathan C. Gilchrist	51	Chairman Chief Executive Officer

William Carmichael	47	Director and Chief Operating Officer

Tommy Waldrop	45	Director and Chief Technology Officer

Our directors hold office until the next annual meeting of our shareholders or until their successors are duly elected and qualified.  Our executive officers serve at the pleasure of the Board of Directors.  Set forth below is a summary description of the principal occupation and business experience of each of our directors and executive officers for at least the last five years.

Each of our officers, including our CEO, devotes only a part of his time to the management of A Time to Grow.  For example, our Chairman and CEO is also the Chairman and CEO of The Internet Business Factory, Inc., an Internet incubator company.  In addition, he works as a member of Goldbridge Capital in Houston, Texas.  He has 10-15 hours per week available to manage A Time To Grow and can make additional time available if the need for that time arises as we grow.   Our CTO, Tommy Waldrop is employed by PG Technology.  He has approximately 10 hours per week available to devote to A Time To Grow.  Our COO, Mr. Carmichael works for a technology company in Tennessee.  He also has 10-15 hours available for A Time To Grow and will be available to devote additional time to our business as our funding increases.   Because each member of our management team has other business obligations, they may not spend as much time as needed on our business in order to maximize its success.  When competing demands on their time arise, we cannot insure that the needs of our company will have priority over the other demands placed upon the management team’s time.

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

Jonathan C. Gilchrist – Mr. Gilchrist is our primary founder and has served as our Chief Executive Officer and a Director since June 28, 2000.   Prior to our incorporation, Mr. Gilchrist held various offices with iExalt, Inc., (OTCBB: IXLT) from January 1999 until December 2000.  After founding iExalt, with four other business leaders, Mr. Gilchrist served at different times as a Director, Chief Operating Officer, Secretary, Executive Vice President and General Counsel for iExalt.  His employment with iExalt ended on December 31, 2000.  In 1999 Mr. Gilchrist founded The Internet Business Factory, Inc., a Nevada corporation and serves as its Chairman and Chief Executive Officer.  Prior to founding iExalt, Mr. Gilchrist served as President of The American Law Network, LLC, which he helped found in November 1997 and where he served until founding iExalt in January 1999.  From 1993 to 1997, Mr. Gilchrist worked as an attorney for the law firm of Orgain, Bell & Tucker, LLP.  He is a graduate of the University of Alabama School of Law and worked as an attorney for Exxon Company, USA from 1990 to 1993.

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

Item 10. Executive Compensation.

During the reporting period, none of our officers or directors was compensated by the Company in their capacity as officers and directors.  Jonathan Gilchrist, our Chairman and CEO, was issued 300,000 common shares on May 8, 2002, under a legal services agreement which was filed with our Form S-8 on that date.  The value of the services was $6,000.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of the shares of our common stock as of the close of business on December 31, 2002 of each person known by us to own beneficially five percent or more of our common stock and of each of our directors and our officers and directors as a group. For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13(d)-3 of the Securities Exchange Act of 1934, under which a person is considered to be a beneficial owner of a security if such person has or shares the power to vote or to direct the voting of the security or the power to dispose or to direct the disposition of the security, or if that person has the right to acquire beneficial ownership of that security within 60 days through the exercise of any option, warrant or conversion of a security.

NAME	TOTAL SHARES OF COMMON STOCK BENEFICIALLY OWNED	PERCENTAGE OF CLASS(2)

Jonathan Gilchrist[1] 1240 Blalock Rd, Ste150, Houston, Texas.	1,650,000[1]	50.3%
William Carmichael[3] 880 Grinders Creek Rd. Hohenwald, TN 38462	250,000	7.6%
Tommy Waldrop[4] 2951 Marina Bay Blvd., League City, Texas 77573	250,000	7.6%
LSHDI.com, Inc.[5] 6524 San Felipe, Ste 252, Houston, Texas 77057	325,000	9.9%
Goldbridge Capital, LLC[6,2] 1240 Blalock Rd, Ste 150, Houston, Texas.	200,000	6.1%
Internet Business Factory[1,7] 5300 W. Sahara Avenue, Suite 100, Las Vegas, Nevada 89146.	700,000	21.3%
All officers and directors as a group ( 3 persons)	2,150,000	65.5%

(1)

Jonathan Gilchrist, our Chief Executive Officer and one of our directors directly owns 750,000 shares of our common stock. Mr. Gilchrist is also a principal of Goldbridge Capital LLC with whom we entered into our Investment Agreement and, as such, maintains shared voting control of 200,000 shares of common stock owned by Goldbridge. Mr. Gilchrist also holds shared voting control over 700,000 shares of common stock issued to The Internet Business Factory, Inc. ("IBF"), a Nevada corporation, which served as our Internet incubator.  Mr. Gilchrist is the founder and Chief Executive officer of IBF and a major shareholder.

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

(6)

Goldbridge Capital, LLC, is a Texas limited liability company.  Mr. James W. Carroll serves as President of Goldbridge Capital.  Mr. Gilchrist, our Chairman and CEO holds shared voting control with 37.5% of Goldbridge; Mr. Carroll holds 37.5% and two other individuals jointly hold 25%.

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

On December 28, 2000 we executed a promissory note for $30,000 in lieu of cash payable to Mr. Gilchrist, our CEO to repay him for having paid the remaining $30,000 of our obligation in acquiring our initial content licenses.  In 2001 and 2002, he loaned additional amounts totaling $8,255 in cash to us and we increased the promissory note by that amount.

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

Registration Rights Agreement with Goldbridge Capital, LLC dated March 13, 2001 (filed as Exhibit 3.1 to the Company’s SB-2 Registration Statement declared effective January 9, 2002 is incorporated here by reference)

Item 14. Controls And Procedures.

Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings. Ms. Berry, in her capacity as Acting Chief Accounting Officer, concurred with this conclusion.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A Time To Grow, Inc. (Registrant)

By ______//s// Jonathan C. Gilchrist, President_____________
Date: April 14, 2003

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By ___ //s// William Carmichael, Director_____
Date: April 14, 2003

By ______//s// Kay Berry, Acting Chief Accounting Officer__
Date: April 14, 2003

By _____ //s// Tommy Waldrop, Director___________
Date: April 14, 2003

1

I, JONATHAN C. GILCHRIST, certify that:

1. I have reviewed this annual report on Form 10-KSB of A Time to Grow, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act of 1934, as amended, Rules 13a-14 and 15d-14) for the registrant and we have:

     (A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Jonathan C. Gilchrist

-------------------------------------

Jonathan C. Gilchrist

President and Chief Executive Officer

April 14, 2003

I, KAY BERRY, certify that:

1. I have reviewed this annual report on Form 10-KSB of A Time to Grow, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act of 1934, as amended, Rules 13a-14 and 15d-14) for the registrant and we have:

     (A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Kay Berry

-------------------------------

Kay Berry

Acting Chief Accounting Officer

April 14, 2003

1