Form 10QSB
period 2003-06-30
A TIME TO GROW INC
filed 2003-08-19
CIK 1136725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,280,000 as of July 31, 2003.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

1

1

A TIME TO GROW, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2003	2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 59	$ 51

TOTAL CURRENT ASSETS	59	51

SOFTWARE AND LICENSES
Course content licenses	48,000	48,000
Software development costs - Web site	31,667	31,667
Less: accumulated amortization of web site	(24,630)	(19,352)

	55,037	60,315

TOTAL ASSETS	$ 55,096	$ 60,366

LIABILITY AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Loan from shareholder	$ 41,605	$ 38,255
Accrued liabilities and accounts payable	1,000	1,000

TOTAL CURRENT LIABILITIES	42,605	39,255

SHAREHOLDERS' EQUITY
Common stock $0.0001 par value, 50,000,000 shares authorized; 3,280,000 shares issued and outstanding	328	328
Additional paid-in capital	152,298	152,298
Deficit accumulated during the development stage	(140,135)	(131,515)

TOTAL SHAREHOLDERS' EQUITY	12,491	21,111

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 55,096	$ 60,366

See accompanying notes.

1

A TIME TO GROW, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

 (unaudited)

	3 months	3 months	6 months	6 months	Inception
	ended	ended	ended	ended	To-date
	June 30	June 30	June 30	June 30	6/28/00-
	2003	2002	2003	2002	6/30/03

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Operating and organizational costs	21	56	42	77	288
General and administrative	1,000	6,000	3,300	6,000	21,458
Related party expenses:
… Operating and organizational costs	-	-	-	-	65,333
… General and administrative	-	8,300	-	8,300	28,426
… Amortization expense	2,639	2,639	5,278	5,278	24,630

	3,660	16,995	8,620	19,655	140,135

NET LOSS	$ (3,660)	$ (16,995)	$ (8,620)	$ (19,655)	$(140,135)

BASIC AND DILUTED NET LOSS PER SHARE	$ nil	$ (0.01)	$ nil	$ (0.01)	$ (0.05)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	3,280,000	3,015,714	3,280,000	2,823,923	2,773,192

See accompanying notes.

1

A TIME TO GROW, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total

BALANCE, December 31, 2002	3,280,000	$ 328	$ 152,298	$ (131,515)	$ 21,111

Net Loss	-	-	-	(8,620)	(8,620)

BALANCE, June 30, 2003	3,280,000	$ 328	$ 152,298	$(140,135)	$ 12,491

See accompanying notes.

1

A TIME TO GROW, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

 (unaudited)

Six months	Six months	Inception
ended	ended	To-date
June 30,	June 30,	6/28/00-
2003	2002	6/30/03

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$ (8,620)	$ (19,655)	$ (140,135)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization	5,278	5,278	24,630
Common stock issued for services	-	13,000	89,459
Changes in Operating Assets and Liabilities:
Accrued liabilities and accounts payable	-	-	1,000

Net Cash Used in Operating Activities	(3,342)	(1,377)	(25,046)

CASH FLOW FROM INVESTING ACTIVITIES
Course content licenses cash costs	-	-	(30,000)
Web site development cash costs	-	-	-

Net Cash Used in Investing Activities	-	-	(30,000)

CASH FLOW FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	13,500
Loan from shareholder	3,350	1,000	41,605

Net Cash Provided by Financing Activities	3,350	1,000	55,105

NET INCR(DECR) IN CASH AND CASH EQUIVALENTS	8	(377)	59

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51	470	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 59	$ 93	$ 59

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Non cash activities:
Issuance of common stock for services	$ -	$ 13,000	$ 89,459
Issuance of common stock for course content licenses	$ -	$ -	$ 18,000
Issuance of common stock for website development	$ -	$ -	$ 31,667

See accompanying notes.

1

A TIME TO GROW, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003

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

CONDITIONS AFFECTING ONGOING OPERATIONS – As of June 30, 2003, the Company had not commenced commercial operations, is a development stage enterprise, and has devoted substantially all of its efforts to product development, financial planning, raising capital and identifying business opportunities.  The Company is subject to the risks associated with development stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to continue to grow through merger and acquisition opportunities.  The Company has the right to put up to $6 million of its common stock to Goldbridge Capital under a Discretionary Drawdown Offering described in Note D below.  This is the Company’s only current financing commitment.  The Company must meet certain minimum requirements before it can put this stock to Goldbridge Capital and, depending on market conditions, may be limited as to the amount it can acquire from any given put and from the Discretionary Drawdown Offering as a whole.  The Company is not currently seeking additional financing sources and has no current plans to obtain financing other than through the Discretionary Drawdown Offering as amended.  In the event the Company is unable to obtain additional debt and equity financing, the Company will not be able to continue its current level of operations.  If the Company is unable to continue its operations, the value of the Company’s assets will experience a significant decline in value from the net book values reflected in the accompanying balance sheets.  Because the Company has no working capital, current operating costs are being met by our CEO.

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

INTERIM RESULTS - The accompanying unaudited financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the Company's financial position at June 30, 2003 and the Company's results of operations and cash flows for the three- and six-month periods ended June 30, 2003 and 2002.  Interim period results are not necessarily indicative of the results that may be expected for an entire year.

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

OPERATING AND ORGANIZATIONAL COSTS – The Company categorizes those costs that directly relate to the planning, operation, maintenance and delivery of its website and course products as “Operating and organizational costs”.  Development costs for the Company’s website have been capitalized as noted above; development costs for course products will be capitalized and amortized in accordance with accounting pronouncement FASB 86.  (All current course offerings are licenses to resell complete e-Learning courses developed by others, as described above.)  In the six months ended June 30, 2003 and 2002 these costs included personnel charges for planning and marketing analysis, equipment and software use rental for maintenance and operating activities, web hosting services, and technical support.

INCOME TAXES – The Company has had losses since inception and, therefore, has not been subject to federal income taxes.  As of June 30, 2003 and December 31, 2002 the Company estimates an accumulated net operating loss (“NOL”) carryforward of approximately $140,000 and $132,000, respectively, resulting in a deferred tax asset of approximately $47,000 and $44,000, respectively.  These carryforwards begin to expire in 2020.  Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.  A valuation allowance has been established to fully offset the deferred tax assets.

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

NOTE B

PROPERTY AND EQUIPMENT

At June 30, 2003 and December 31, 2002, the Company held no property and equipment.  Computers and other office equipment used by the Company are owned by IBF and charges for such equipment are included in costs billed to the Company by IBF.  The Company currently rents no office space, but has office space available through its principal shareholder.

NOTE C

LOAN FROM SHAREHOLDER

The Company’s principal shareholder paid $30,000 of the Company’s obligation to acquire its initial course licenses during 2000 and loaned the Company $5,255 during 2001, an additional $3,000 in 2002, and $3,350 in 2003 to-date.  The loan, which is secured by all of the Company’s assets, is payable on demand and was amended on April 30, 2003 to begin bearing interest at the rate of 12% on October 1, 2003, if not repaid prior thereto.

NOTE D

DISCRETIONARY DRAWDOWN OFFERING

On March 13, 2001, the Company entered into an Agreement with Goldbridge Capital, LLC (Goldbridge), an entity owned 37.5% by the Company’s principal shareholder and 37.5% by another shareholder of the Company, for a Discretionary Drawdown Offering, (“DDO”), or equity line financing under Rule 415 of the U.S. Securities and Exchange Commission for up to $6 million.  The Agreement was amended on October 31, 2001.  Goldbridge will act as a statutory underwriter of this offering, which requires the Company to register the shares under Rule 415.  The Company will retain control over if and when to “put” stock to Goldbridge under this agreement.  Total funds received from any given put by the Company under the DDO will be the lesser of 90% of or $0.08 below the market price (defined as the lowest closing bid price during the twenty trading days following a put notice), multiplied by the number of shares put to Goldbridge (limited to 15% of the volume during the pricing period), subject to specific conditions and restrictions as reflected in the agreement such as the requirements that the Company have an effective registration statement on file as to the put shares and that it be current in its public reporting obligations.  At June 30, 2003, the Company met the agreement’s conditions and restrictions, but funding under this agreement is available to the Company only if trading volume develops in the Company’s stock.  As of June 30, 2003 there has been no trading in the Company’s stock.

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

1

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

As of June 30, 2003, we had cash reserves of $59 and no other liquid assets or resources.  Our liabilities consisted primarily of a Note due to a shareholder, Jonathan Gilchrist, in the amount of $41,605 for his having paid $30,000 of the Company’s obligation to acquire its initial course licenses during 2000 and loaned the Company $5,255 during 2001, an additional $3,000 in 2002, and $3,350 in 2003 to-date.  Unpaid principal is payable on demand.  Interest will begin to accrue on October 1, 2003 at a rate of 12% if we have not repaid the principal by that date.  This note is secured by the assets of the Company.  In addition, we owed $1,000 in accounts payable.

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

We began the development of our product, Web sites and content resources in late June of 2000.  Because we have not launched the marketing of our product to date, we have not had any revenues or profits since inception. We have not yet realized revenue from the sale of our products and have been dependent on capital contributions, our incubator company and our Chairman to cover operational and development costs.  Our net losses from expenses totaled $3,660 and $8,620 during the three months and six months ended June 30, 2003, and $16,995 and $19,655 during the comparable periods in 2002.  This represents a loss of less than $0.01 per share for the three-month and six-month periods in 2003 and approximately $0.01 per share for the comparable periods in 2002.  We have very limited liquidity and have been dependent on The Internet Business Factory and our Chairman for the development and deployment of our product, software platform and content.

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

Despite our efforts, we may not be successful in implementing our vision based on the recent trends within the Internet industry, particularly with respect to consumer oriented content providers and e-commerce companies.  Beginning in early 2000 and continuing into 2003, a significant number of these companies began to experience financial difficulties, which included dropping share prices, layoffs or closures and lack of profits.  In addition, many Internet companies have sought combination with their competitors or with more traditional “brick-and-mortar” companies in an effort to survive.  Many Internet companies are running deep losses and have spent heavily on marketing, customer acquisition, personnel and product development only to experience cash shortages prior to reaching profitability.  We may be affected by similar market conditions.

Liquidity and Capital Resources

In 2000 and the first two quarters of 2001, we were funded and operated completely within the confines of an Internet incubator, The Internet Business Factory, Inc.  We depended on the liquidity and resources of the incubator for all development, personnel, licensing, hardware, bandwidth and operating costs.  As of June 30, 2003, we had total assets of $55,096 and $42,605 in current liabilities.  As of December 31, 2002 we had total assets of $60,366 and $39,255 in current liabilities.  We had net losses of $3,660 and $8,620 for the three months and six months ended June 30, 2003 and $16,995 and $19,655 for the comparable periods in 2002.  Negative cash flow from operating activities for the six months ended June 30, 2003 was $3,342; for the comparable period in 2002, negative cash flow from operating activities was $1,377.

To fund the development and implementation of our business plan, we have issued 1,910,000 shares of common stock for services, including 650,000 shares issued in May 2002.  In addition, we sold 105,000 shares of common stock to accredited investors under an exemption to registration for $13,500 in June 2001.   We have issued a promissory note for $41,605 to the principal founding shareholder for a payment made on our behalf and for cash funds loaned to us.

As of June 30, 2003 we do not have significant financial commitments or capital requirements we must meet to continue operations, other than the $41,605 note payable to a shareholder and $1,000 in accounts payable.  Our current expenditure demands primarily relate to maintaining our public reporting requirements.  We will need cash to implement our marketing program and produce an infomercial but these are not current, fixed obligations.

We are not currently seeking financing from any source other than from the Investment Agreement with Goldbridge Capital.  Because we do not currently have trading liquidity in our stock, we do not have plans at present to utilize this financing source, nor do we currently have plans to seek additional financing until we are able to evaluate the effectiveness of this Agreement.  We will have to succeed in our financing activities in the year ahead in order to complete and execute on our business plan.  Our working capital requirements and cash flow from operations are expected to vary from quarter to quarter, depending on the success of marketing activities, operating expenses, capital expenditures and other factors.  We will need to raise substantial additional capital in order to succeed and to continue in business.  Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon external sources for liquidity.  As of June 30, 2003, our sources of external and internal financing are limited.  Our primary source of capital is currently our founding shareholder, Jonathan Gilchrist and a limited number of accredited investors.

We anticipate production costs of $75,000 for an infomercial and a minimum media investment of $150,000 for air time.  If the infomercial is successful, we would hope to invest in significantly larger amounts of air time.  We will also need funds for operating costs, course development and marketing costs.  We estimate that we will need to realize a minimum of $275,000 from the Goldbridge investment agreement in the next six months to achieve our minimum business goals and to reach profitability.

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

1

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

1

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

1

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A Time To Grow, Inc. (Registrant)

By ___/s/ Jonathan C. Gilchrist, President______ (Signature and Title)

Date: August 18, 2003

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By ___/s/ Kay Berry, Acting Principal Accounting Officer__ (Signature and Title)

Date: August 18, 2003

1

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

Date: August 18, 2003

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

Date: August 18, 2003

/s/ Kay Berry

Kay Berry
Acting Principal Accounting Officer

1