Form 10QSB
period 2003-09-30
A TIME TO GROW INC
filed 2003-11-19
CIK 1136725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-73872

American Enterprise Development Corporation (Name of small business issuer in its charter)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,126,663 as of October 31, 2003 (after 1 for 3 reverse split effective October 9, 2003).

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

3

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2003	2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 100,394	$ 51
Prepaid expenses – related parties	17,000	-

TOTAL CURRENT ASSETS	117,394	51

SOFTWARE AND LICENSES
Course content licenses	37,327	48,000
Software development costs - Web site	31,667	31,667
Less: accumulated amortization of web site	(26,389)	(19,352)

	42,605	60,315

TOTAL ASSETS	$ 159,999	$ 60,366

LIABILITY AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Loan from shareholder – offset to eLearning assets	$ 42,605	$ 38,255
Loan from shareholder – new business plan	125,098	-
Accounts payable	1,000	1,000
Accrued interest payable - shareholder	312	-

TOTAL CURRENT LIABILITIES	169,015	39,255

SHAREHOLDERS' EQUITY
Common stock $0.0001 par value, 50,000,000 shares authorized; 3,280,000 shares issued and outstanding	328	328
Additional paid-in capital	152,298	152,298
Deficit accumulated during the development stage	(161,642)	(131,515)

TOTAL SHAREHOLDERS' EQUITY	(9,016)	21,111

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 159,999	$ 60,366

See accompanying notes.

3

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

 (unaudited)

	3 months	3 months	9 months	9 months	Inception
	ended	ended	ended	ended	To-date
	Sept 30	Sept 30	Sept 30	Sept 30	6/28/00-
	2003	2002	2003	2002	9/30/03

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Operating and organizational costs	378	21	420	98	666
General and administrative	7,285	1,000	10,585	7,000	28,743
Related party expenses:
… Operating and organizational costs	-	-	-	-	65,333
… General and administrative	1,100	-	1,100	8,300	29,526
… Amortization expense	1,759	2,639	7,037	7,917	26,389
… Interest expense - shareholder	312	-	312	-	312
… Impairment loss-eLearning assets	10,673	-	10,673	-	10,673

	21,507	3,660	30,127	23,315	161,642

NET LOSS	$ (21,507)	$ (3,660)	$ (30,127)	$ (23,315)	$(161,642)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.01)	$ nil	$ (0.01)	$ (0.01)	$ (0.06)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	3,280,000	3,280,000	3,280,000	2,977,619	2,812,374

See accompanying notes.

3

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total

BALANCE, December 31, 2002	3,280,000	$ 328	$ 152,298	$ (131,515)	$ 21,111

Net Loss	-	-	-	(30,127)	(30,127)

BALANCE, September 30, 2003	3,280,000	$ 328	$ 152,298	$(161,642)	$ (9,016)

See accompanying notes.

3

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

 (unaudited)

Nine months	Nine months	Inception
ended	ended	To-date
Sept 30,	Sept 30,	6/28/00-
2003	2002	9/30/03

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$ (30,127)	$ (23,315)	$ (161,642)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization	7,037	7,917	26,389
Impairment loss	10,673	-	10,673
Common stock issued for services	-	13,000	89,459
Changes in Operating Assets and Liabilities:
Prepaid expenses	(17,000)	-	(17,000)
Accounts payable	-	-	1,000
Accrued interest payable - shareholder	312	-	312

Net Cash Used in Operating Activities	(29,105)	(2,398)	(50,809)

CASH FLOW FROM INVESTING ACTIVITIES
Course content licenses cash costs	-	-	(30,000)
Web site development cash costs	-	-	-

Net Cash Used in Investing Activities	-	-	(30,000)

CASH FLOW FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	13,500
Loan from shareholder - eLearning	4,350	2,000	42,605
Loan from shareholder – new business plan	125,098	-	125,098

Net Cash Provided by Financing Activities	129,448	2,000	181,203

NET INCR(DECR) IN CASH AND CASH EQUIVALENTS	100,343	(398)	100,394

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51	470	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 100,394	$ 72	$ 100,394

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Non cash activities:
Issuance of common stock for services	$ -	$ 13,000	$ 89,459
Issuance of common stock for course content licenses	$ -	$ -	$ 18,000
Issuance of common stock for website development	$ -	$ -	$ 31,667

See accompanying notes.

3

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(unaudited)

NOTE A

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION – American Enterprise Development Corporation, (A Development Stage Company) (“the Company”) was incorporated as A Time to Grow, Inc., in Texas on June 28, 2000 for the purpose of developing and delivering online e-Learning products to the consumer market.  At a shareholders meeting held on August 29, 2003 the shareholders voted to abandon the existing business plan, elected to become a business development company under the Investment Company Act of 1940, and approved changing the name of the company to American Enterprise Development Corporation.

The Company registered as a reporting company under the Securities Act of 1933 by filing a report on form SB-2 that became effective on January 9, 2002.  The Company registered all of its outstanding shares plus six million additional shares of common stock to be available for sale through a Discretionary Drawdown Offering, as described in Note D below.

CONDITIONS AFFECTING ONGOING OPERATIONS – As of September 30, 2003, the Company had not commenced commercial operations, is a development stage enterprise, and has devoted substantially all of its efforts to product development, financial planning, raising capital and identifying business opportunities.  The Company is subject to the risks associated with development stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to continue to grow through merger and acquisition opportunities.  The Company has the right to put up to $6 million of its common stock to Goldbridge Capital under a Discretionary Drawdown Offering described in Note D below.  This is the Company’s only current financing commitment.  The Company must meet certain minimum requirements before it can put this stock to Goldbridge Capital and, depending on market conditions, may be limited as to the amount it can acquire from any given put and from the Discretionary Drawdown Offering as a whole.  At the shareholders meeting in August 2003, the shareholders authorized the Company to conduct a $5 million offering under Regulation E and the Company is in discussions with potential underwriters.  In the event the Company is unable to obtain additional debt and equity financing, the Company will not be able to continue its current level of operations.  If the Company is unable to continue its operations, the value of the Company’s assets will experience a significant decline in value from the net book values reflected in the accompanying balance sheets.  Because the Company has no working capital, the Internet Business Factory, Inc. (“IBF”) a shareholder, has made a loan commitment of $250,100 to the Company.  As of September 30, 2003 the Company had drawn $125,098 on the commitment.

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

INTERIM RESULTS - The accompanying unaudited financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the Company's financial position at September 30, 2003 and the Company's results of operations and cash flows for the three- and nine-month periods ended September 30, 2003 and 2002.  Interim period results are not necessarily indicative of the results that may be expected for an entire year.

These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, including the financial statements and notes thereto.

CASH AND CASH EQUIVALENTS – The Company considers all highly liquid debt instruments having maturities of three months or less at the date of purchase to be cash equivalents.

PREPAID EXPENSES – In September 2003, the Company engaged the Professional Directors Institute, Inc. (a company that is 49% owned by Jonathan Gilchrist, our Chairman) to provide support for the efforts of the Company’s Board of Directors to follow best corporate governance practices.  The Company prepaid $9,000 for these services through June 2004.  In addition, the Company prepaid $8,000 for the first month under a management contract for the services of Jonathan Gilchrist.  This contract was approved at the shareholders meeting on August 29, 2003.

COURSE CONTENT LICENSES – Course content licenses consists of licenses to resell complete e-Learning courses that have been paid for by the Company but remain unsold.  The capitalized license costs are carried at the lower of unamortized cost or net realizable value.  With the change in business plans approved by the shareholders in August 2003, the value of these licenses was reduced to the amount the company will realize in exchanging these assets for its debt to Jonathan Gilchrist.  See Note C.

SOFTWARE DEVELOPMENT COSTS – In accordance with generally accepted accounting principles, the development stage costs incurred for the Company’s website have been capitalized.  These costs included personnel charges for web programmers and rental charges for the use of equipment and software used in the development process.  The website software was ready for its intended use March 1, 2001 and, accordingly, the amortization of associated capitalized costs began on that date.  The estimated useful life is three years.  With the change in business plans approved by the shareholders in August 2003, the Company ended the amortization of the software.  The remaining net book value will be recovered when the Company exchanges these assets for its debt to Jonathan Gilchrist.  See Note C.

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

OPERATING AND ORGANIZATIONAL COSTS – The Company has categorized those costs that directly relate to the planning, operation, maintenance and delivery of its website and course products as “Operating and organizational costs”.  Development costs for the Company’s website have been capitalized as noted above.  In the nine months ended September 30, 2003 and 2002 these costs included personnel charges for planning and marketing analysis, equipment and software use rental for maintenance and operating activities, web hosting services, technical support.

INCOME TAXES – The Company has had losses since inception and, therefore, has not been subject to federal income taxes.  As of September 30, 2003 and December 31, 2002 the Company estimates an accumulated net operating loss (“NOL”) carryforward of approximately $162,000 and $132,000, respectively, resulting in a deferred tax asset of approximately $54,000 and $44,000, respectively.  These carryforwards begin to expire in 2020.  Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.  A valuation allowance has been established to fully offset the deferred tax assets.

LOSS PER SHARE – Loss per share has been calculated using the weighted average number of shares outstanding during the respective periods.

IMPAIRMENT OF LONG LIVED ASSETS – When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company uses an estimate of the future undiscounted cash flows to be derived from the remaining useful life of the asset to assess whether or not the asset is recoverable.  If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, the Company then considers the discounted net cash flows and estimated fair market value versus carrying value in determining any potential impairment.  With the decision to change its business plan, the Company and Jonathan Gilchrist have agreed to exchange the Company’s eLearning assets for the Company’s short-term debt to Mr. Gilchrist.  Accordingly, the value of the assets was reduced by $10,673 so that the net carrying value  equals the debt balance.  The Company expects to complete the exchange in the fourth quarter of 2003.

NOTE B

PROPERTY AND EQUIPMENT

At September 30, 2003 and December 31, 2002, the Company held no property and equipment.  Computers and other office equipment used by the Company are owned by IBF and charges for such equipment are included in costs billed to the Company by IBF.  The Company currently rents no office space, but has office space available through its principal shareholder.

NOTE C

LOANS FROM SHAREHOLDERS

The Company’s chairman, Jonathan Gilchrist, paid $30,000 of the Company’s obligation to acquire its initial course licenses during 2000 and loaned the Company $5,255 during 2001, an additional $3,000 in 2002, and $4,350 in 2003 to-date.  The loan, which is secured by all of the Company’s eLearning assets, will be exchanged for those assets in the fourth quarter.

In September 2003, the Internet Business Factory, Inc., committed to loan up to $250,100 to the Company under a note due on or before June 30, 2004 bearing interest at the annual rate of six percent.  As of September 30, 2003, the Company had drawn $125,098 on this commitment.  The Company drew an additional $124,999 in October, 2003.  The Company plans to repay this loan from the proceeds of an anticipated $5 million offering under Regulation E expected to be filed in the next six months.

NOTE D

DISCRETIONARY DRAWDOWN OFFERING

On March 13, 2001, the Company entered into an Agreement with Goldbridge Capital, LLC (Goldbridge), an entity owned 37.5% by the Company’s principal shareholder and 37.5% by another shareholder of the Company, for a Discretionary Drawdown Offering, (“DDO”), or equity line financing under Rule 415 of the U.S. Securities and Exchange Commission for up to $6 million.  The Agreement was amended on October 31, 2001.  Goldbridge will act as a statutory underwriter of this offering, which requires the Company to register the shares under Rule 415.  The Company will retain control over if and when to “put” stock to Goldbridge under this agreement.  Total funds received from any given put by the Company under the DDO will be the lesser of 90% of or $0.08 below the market price (defined as the lowest closing bid price during the twenty trading days following a put notice), multiplied by the number of shares put to Goldbridge (limited to 15% of the volume during the pricing period), subject to specific conditions and restrictions as reflected in the agreement such as the requirements that the Company have an effective registration statement on file as to the put shares and that it be current in its public reporting obligations.  At September 30, 2003, the Company met the agreement’s conditions and restrictions, but funding under this agreement is available to the Company only if trading volume develops in the Company’s stock.  As of September 30, 2003 there has been no trading in the Company’s stock.  The Company plans to cancel the DDO prior to filing its Offering Circular with the SEC for its $5 million offering under Regulation E.

NOTE E

REVERSE STOCK SPLIT

On August 29, 2003 the shareholders of the Company voted to reduce the total number of shares issued and outstanding by effecting a reverse split of the shares on a one share for three share basis.  The reduction in shares became effective on October 9, 2003.  As of that date the number of outstanding shares was reduced from 3,280,000 to 1,093,331.

NOTE F

OTHER RELATED PARTY TRANSACTIONS

During the third quarter of 2003, the Company entered into the following transactions with certain directors, executive officers or shareholders who own beneficially more than 5% of the Company’s shares, or members of the immediate family of any of those persons, or other entities in which such persons beneficially own more than 5%:

On August 29, 2003 the Board of Directors approved an employment agreement for Jonathan Gilchrist.  Under the terms of the Agreement, filed with the SEC as an Exhibit to the Company’s report 8-K dated August 29, 2003, Mr. Gilchrist will receive compensation of $8,000 per month beginning in October, 2003.

On August 29, 2003, the Company’s shareholders approved an Investment Advisory Agreement appointing Goldbridge Capital, LLC as the Company’s Investment Advisor for an initial term of two years.  Under the terms of the Agreement, Goldbridge will receive a fee of 1.5% of assets under management and bonus participations in years when the Company realizes returns in excess of 25%.

On August 29, 2003, the Company’s shareholders approved the acquisition of all of the issued and outstanding shares of the American Development Fund, Inc. for 1,000,000 shares (after effecting the reverse stock split described in Note E above) of the common stock of the Company.  The American Development Fund, Inc. provides intellectual assets on investment strategies and the evaluation and structuring of early stage investments.  The American Development Fund, Inc. will be a wholly-owned subsidiary of the Company at the close of the transaction.  The two principal shareholders in the American Development Fund, Inc. are Jonathan Gilchrist and James Carroll with a combined ownership of 95%.  Mr. Gilchrist has served as the Company’s chairman and president since inception, and Mr. Carroll is a shareholder.  They also each own 37.5% of Goldbridge Capital, LLC.

3

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

We were incorporated on June 28, 2000 as a Texas Corporation.  Our principal office is located at 1240 Blalock Road, Suite 170, Houston, Texas 77055.  Any reference in this document to “the Company,” "our", “we” or “us” refers to American Enterprise Development Corporation. Our original business plan was to provide Web based courses and services designed to meet the training needs of individuals, businesses and organizations.  On August 29, 2003 our shareholders voted to abandon that plan and directed the management to become a business development company under the Investment Company Act of 1940.  We plan to become a small venture capital fund focused on the financing needs of small early stage, start-up, and development stage businesses.  Most investments will be made in the form of debt and/or equity in private companies and some public companies with limited liquidity and no ready access to capital.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported.  The Securities and Exchange Commission (“SEC”) recently issued guidance for the disclosure of “critical accounting policies”.  The SEC defines critical accounting policies as those that are most important to the presentation of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain

We follow financial accounting and reporting policies that are in accordance with generally accepted accounting principles as more fully discussed in our Form 10-KSB for the year ended December 31, 2002.  Not all significant accounting policies require management to make difficult, subjective, or complex judgments.  However, the policies noted below could be deemed to meet the SEC’s definition of critical accounting policies.

Evaluation as a going concern – As reflected in the accompanying financial statements, we have incurred continuing losses, have no operations and limited liquidity.  These matters, among others, indicate that we may not remain a going concern in the future.  Because of this, management is required to evaluate routinely many business decisions that may impact our ongoing operations.  Depending upon decisions made by management and our board of directors, we may not remain a going concern in the future.  If we do not remain a going concern, our shareholders and creditors will likely not receive a return of their investment or payment for outstanding goods or services.

Impairment of long-lived assets – Some of our assets are long-lived assets.  Management must evaluate the future undiscounted cash flows to be derived from these assets during their remaining useful life to confirm that the asset value can be recovered in the future.  If the sum of the future cash flows is less than the carrying value, we must write-off the excess carrying value.  If our estimates of future cash flows are incorrect we may fail to write-off an impairment loss when we should, or we may write-off a reduction in value when we should not have.

As of September 30, 2003, we had a cash balance of $100,394 and prepaid assets of $17,000.  Our liabilities consisted primarily of a two notes due to shareholders.  One note is to Jonathan Gilchrist, in the amount of $42,605 for his having paid $30,000 of the Company’s obligation to acquire its initial course licenses during 2000 and loaned the Company $5,255 during 2001, an additional $3,000 in 2002, and $4,350 in 2003 to-date.  He has agreed to give this note to us in exchange for our assets related to our old eLearning business plan.  The other note is to the Internet Business Factory, Inc., the company that first incubated us and continues as a shareholder.  Under this note we can borrow up to $250,100;  the principal is to repaid no later than June 30, 2004 and bears simple interest at an annual rate of 6%.  Under this note we borrowed $125,098 in September and an additional $124,999 in October.  These funds are intended to pay for our costs while we attempt to complete a $5 million offering under Regulation E as a business development company.    In addition, we owed $1,000 in accounts payable and $312 in accrued interest as of September 30, 2003.

If we are not able to raise sufficient capital, we may not be able to successfully implement our new business plan.  We may need to depend upon shareholder loans or investment to fund operations.

We began the development of our eLearning product, Web sites and content resources in late June of 2000.  Because we were not able to launch the marketing of our product, we have not had any revenues or profits since inception and have decided to abandon that business plan.  Our net losses from expenses totaled $21,507 and $30,127 during the three months and nine months ended September 30, 2003, and $3,660 and $23,315 during the comparable periods in 2002.  This represents a loss of $0.01 per share for the three-month and nine-month periods in 2003 and for the nine-month period in 2002, and less than $0.01 per share for the three-month period in 2002.  The loss in September 2003 includes a $10,673 writedown of our eLearning assets so that the net carrying value for these assets equals the amount of the note payable that will be returned to us when we exchange the eLearning assets for Mr. Gilchrist’s note.

The Internet Business Factory, Inc., has committed to lend us up to $250,100 to finance the costs we incur while trying to conduct our $5 million offering under Regulation E.  If we are unable to have a successful offering we may not be able to complete the implementation of our new business plan and may not be able to continue as a going concern.

Plan of Operations

On August 29, 2003 our shareholders voted to abandon our original business plan and directed management that we were to become a business development company under the Investment Company Act of 1940.  We plan to become a small venture capital fund focused on the financing needs of small early stage, start-up, and development stage businesses.  Most investments will be made in the form of debt and/or equity in private companies and some public companies with limited liquidity and no ready access to capital.  The shareholders also authorized us to conduct a $5 million offering under Regulation E.  We are in negotiations with a potential lead underwriter.

On August 29, 2003 our shareholders also approved the acquisition of the American Development Fund, Inc., which provides intellectual capital on investment strategies and the evaluation and structuring of early stage investments.  The acquisition will be achieved by issuing 1,000,000 of our common shares (after the reverse split described in the section below) for all the issued and outstanding shares of the American Development Fund, Inc.

Despite our efforts, we may not be successful in implementing our vision based on the recent trends within the venture capital industry.  Beginning in late 2000 and continuing into 2003, a significant number of these companies began to experience financial difficulties, which included dropping share prices, layoffs and investment losses.  The stock prices of business development companies, however, have outperformed the market in the last three years.  Nevertheless, as a newly created business development company, we may be affected by the difficult market conditions experienced by venture capital firms and may not be successful in this new venture.

Liquidity and Capital Resources

As of September 30, 2003, we had total assets of $159,999 and $169,015 in current liabilities.  As of December 31, 2002 we had total assets of $60,366 and $39,255 in current liabilities.  We had net losses of $21,507 and $30,127 for the three months and nine months ended September 30, 2003 and $3,660 and $23,315 for the comparable periods in 2002.  Negative cash flow from operating activities for the nine months ended September 30, 2003 was $29,105; for the comparable period in 2002, negative cash flow from operating activities was $2,398.

Since inception, to fund the development and implementation of our business plan, we have issued 1,910,000 shares of common stock for services.  In addition, we sold 105,000 shares of common stock to accredited investors under an exemption to registration for $13,500 in June 2001. We have issued a promissory note for $42,605 to our principal founding shareholder for a payment made on our behalf and for cash funds loaned to us and now expect to exchange our eLearning assets to extinguish that debt.  We have borrowed $125,098 as of September 30, 2003 under a $250,100 commitment from the Internet Business Factory, Inc., to finance our costs while we attempt to conduct a $5 million offering under Regulation E.  During October, we borrowed an additional $124,999 under this agreement.

On August 29, 2003 the shareholders voted to reduce the total number of shares issued and outstanding by effecting a reverse split of the shares on a one share for three shares basis.  The reduction in shares became effective on October 9, 2003.

On March 13, 2001, we entered into an Investment Agreement with Goldbridge Capital which will allow us, subject to specific conditions, to put or sell up to $6 million of our common stock to them over a two year period beginning on the effective date of our registration statement which was January 9, 2002.  In order to sell this stock to Goldbridge Capital under the Investment Agreement we must have an effective registration statement on file with the SEC, we must have sufficient liquidity in our stock and we must meet certain other minimum requirements under the agreement.  This agreement is discussed in greater detail in our prospectus and has been filed as an exhibit to our registration statement on Form SB-2 which is available at www.sec.gov or upon request from the Company.  Prior to filing our Offering Circular for our $5 million offering, we plan to terminate our Goldbridge Investment Agreement.

As of September 30, 2003 we do not have significant financial commitments or capital requirements we must meet to continue operations, other than the notes payable to shareholders, $1,000 in accounts payable, and $312 in accrued interest payable to a shareholder.  Our current expenditure demands primarily relate to our efforts to conduct our Regulation E offering and to fulfill our regulatory reporting requirements.

We will have to succeed in our financing activities in the year ahead in order to execute on our new business plan and to continue in business.  Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by our investing activities, and until then, we intend to rely upon external sources for liquidity.  As of September 30, 2003, our sources of external and internal financing are limited.  Our primary source of capital is the Internet Business Factory, Inc.

Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we do not have significant cash or other material liquid assets in excess of the needs related to conducting our planned offering, nor do we have an established source of revenue sufficient to cover our operating costs and to allow us to continue as a going concern.  We may, in the future, experience significant fluctuations in our results of operations.   We will be required to obtain additional debt and equity financing or our illiquidity could suppress the value and price of our shares if and when a market for those shares becomes available.  However, our offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of our business plan.  Our current working capital is not sufficient to cover cash requirements for 2004 or to bring us to a positive cash flow position.  It is possible that we will never become profitable and will not be able to continue as a going concern.

New Accounting Standards

The Financial Accounting Standards Board has issued many new accounting standards that do not have an impact on us because we have little or no current operations.  Should we become active with operations, the decisions made by management and our Board of Directors could result in the our adoption of new accounting standards which could have negative impacts on our financial position, results of operations and cash flows.  Because we are not currently operating, we cannot determine which new standards might apply and what impact, if any, the new standards might have.

Forward Looking Information

This report on Form 10-QSB includes "forward-looking statements" within the meaning of SECTION 27A of the Securities Act of 1933 and SECTION 21E of the Securities Exchange Act of 1934.  These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.  These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, (ii) uncertainties involved in the investing in early stage private companies, (iii) volatility of the stock market and the ability to use our capital stock as a currency for acquisitions, (iv) general economic conditions, (v) acts or threats of war, terrorism and the effects of such acts of or threats on the Company, (vi) the success or failure of management's efforts to implement the business strategy, (vii) the ability to develop profitable operations, (viii) the ability to attract and retain quality employees, and (ix) other risks, which may be described in future filings with the SEC.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, the expectations reflected in these forward-looking statements may prove to be incorrect.

We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date of this report.

3

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

3

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS:

     There is no current or pending litigation in which we are involved.

ITEM  2.  CHANGES  IN  SECURITIES:

     Not Applicable

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES:

     Not  Applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS:

At a noticed meeting of the shareholders convened on August 29, 2003 the following items were approved:

1	Electing directors – Jonathan Gilchrist, James Carroll, William Carmichael, Paul Schaefer, Robert Wilson
2	Amending articles of incorporation to change the corporate name to American Enterprise Development Corporation
3	Changing the business plan from that of an eLearning company to a Business Development Company under the Investment Company Act of 1940
4	Retaining Goldbridge Capital LLC as the Investment Advisor to the Company for an initial period of two years
5	Retaining Harper & Pearson Company as the independent auditor
6	Effecting a reverse split of shares one a one share for three basis
7	Authorizing a $5 million offering of stock under Regulation E

ITEM  5.  OTHER  INFORMATION:

     Not  Applicable

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K:

     (a)     Exhibits

The following as filed as exhibits to the Company’s report 8-K dated August 29, 2003 as filed with the Commission on September 15, 2003:

Exhibit No. 3.3 - Amended Articles of Incorporation

Exhibit No. 10.6 - Employment Agreement with Jonathan C. Gilchrist effective October 1, 2003.

Exhibit No. 10.7 - Investment Advisory Agreement with Goldbridge Capital, LLC dated September 1, 2003

     (b)     Reports  on  Form  8-K

Form 8-K dated August 29, 2003 reporting (i) the planned acquisition of American Development Fund, Inc., (ii) the change in business plan for the Company and planned $5 million offering under Regulation E, (iii) an Investment Advisory Agreement with Goldbridge Capital LLC, (iv) the decision to effect a reverse stock split, (v) the corporate name change, and (vi) an employment agreement with Jonathan Gilchrist.

3

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Enterprise Development Corporation (Registrant)

By ___/s/ Jonathan C. Gilchrist, President______ (Signature and Title)

Date: November 18, 2003

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By ___/s/ Kay Berry, Acting Principal Accounting Officer__ (Signature and Title)

Date: November 18, 2003

3

 CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Jonathan C. Gilchrist, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of American Enterprise Development Corporation;

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

Date: November 18, 2003

/s/ Jonathan C. Gilchrist

Jonathan C. Gilchrist
Chief Executive Officer

CERTIFICATION

I, Kay Berry, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of American Enterprise Development Corporation;

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

Date: November 18, 2003

/s/ Kay Berry

Kay Berry
Acting Principal Accounting Officer

3