Form 10QSB/A
period 2003-09-30
A TIME TO GROW INC
filed 2004-01-05
CIK 1136725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB/A

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

6

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

6

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

6

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

6

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

6

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

6

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

6

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

6

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

The following as filed as exhibits to the Company’s report 8-K dated August 29, 2003 as filed with the Commission on September 15, 2003:

Exhibit No. 3.3 - Amended Articles of Incorporation

Exhibit No. 10.6 - Employment Agreement with Jonathan C. Gilchrist effective October 1, 2003.

Exhibit No. 10.7 - Investment Advisory Agreement with Goldbridge Capital, LLC dated September 1, 2003

Filed herewith:

Exhibit No. 31.1 – Certification Pursuant to 302 of the Sarbanes-Oxley Act of 2002

Exhibit No. 31.2 – Certification Pursuant to 302 of the Sarbanes-Oxley Act of 2002

Exhibit No. 32 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: January 5, 2004

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By ___/s/ Kay Berry, Acting Principal Accounting Officer__ (Signature and Title)

Date: January 5, 2004

6