Form 10KSB
period 2003-12-31
A TIME TO GROW INC
filed 2004-04-14
CIK 1136725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-73872

American Enterprise Development Corporation (formerly A Time to Grow, Inc.) (Name of small business issuer in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-0649310 I.R.S. Employer Identification No.)

1240 Blalock Rd., Ste. 150, Houston, Texas (Address of principal executive offices)	77055 (Zip Code)

Issuer's telephone number (713) 266-3700

Securities registered under Section 12(b) of the Exchange Act:

Title of each class: None	Name of each exchange on which registered: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.0003 (Title of class)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  At March 31, 2004 we had 901,997 shares issued and outstanding to non-affiliates with a market value of $45,100 based on the quoted bid price.  Our stock has not traded on an exchange but is listed on the Nasdaq OTC Bulletin Board with a bid price of $0.05 per share.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,126,663 as of March 31, 2004.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

1

PART I

Item 1. Description of Business.

We are a development stage company, originally incorporated as A Time to Grow, Inc., in Texas on June 28, 2000 for the purpose of developing and delivering online e-Learning products to the consumer market.  At a shareholders meeting held on August 29, 2003 the shareholders voted to abandon the existing business plan, elected to become a business development company under the Investment Company Act of 1940, and approved changing the name of the company to American Enterprise Development Corporation.  We may be contacted by writing to us at 1240 Blalock Road, Suite 150, Houston, Texas 77055.   Any reference in this document to “the Company,” “we” or “us” refers to American Enterprise Development Corporation.

Forward Looking Information

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will" or words of similar meaning and include, but are not limited to, statements about the expected future business and financial performance of the Company.  Forward-looking statements are based on management's current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.  Actual outcomes and results may differ materially from these expectations and assumptions due to changes in global political, economic, business, competitive, market, regulatory and other factors.  We undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future developments or otherwise.

Company Overview

On December 30, 2003, we filed a Form 1-E containing an Offering Circular for an offering of $4,902,000 under Regulation E consisting of preferred stock and warrants.  The offering was amended on January 26, 2004.  We expect to amend our filing with updated financial information before we begin to offer our securities for sale.

While we are still a development stage company, we have made our initial investment under the “business development company” business model.  We made a private equity investment of $100,000 in a new venture called Secure Jobs, Inc., which recruits and places nurses in US hospitals in response to the critical nursing shortage that currently exists in the United States.  Our President, Mr. Gilchrist, owns 42.5% of Secure Jobs, Inc. and is one of its founders.  Mr. Michael Gallagher is the President and CEO of Secure Jobs, Inc.  Secure Jobs will recruit nurses primarily from outside of the United States for employment in the United States.  We own a 15% equity ownership interest in Secure Jobs as a result of this investment.  We expect to invest an additional $100,000 in Secure Jobs from the proceeds of the offering under Regulation E.  We have also advanced $3,949 to Secure Jobs on an interim basis.

Our chairman, Jonathan Gilchrist, loaned us $42,605 from 2000 through 2003, secured by our e-Learning assets.  When we changed our business plan, we recognized an impairment loss on these assets of $10,673 so that their value equaled the debt owed to our chairman.  On December 31, 2003 we exchanged those assets for the debt that we owed to him.

In order to fund our initial operations under the new business plan and pay the costs of preparing our public offering under Regulation E, the Internet Business Factory, Inc., has loaned us $250,097 under a note due on or before June 30, 2004 and bearing interest at the annual rate of six percent.  The Company plans to repay this loan from the proceeds of the public offering.

As of December 31, 2003 and 2002, we had accumulated deficits of $220,813 and $131,515 respectively.  We had net losses of $89,298 and $26,975 in the years ended December 31, 2003 and 2002.  At December 31, 2003 we had negative working capital of $216,258 and at December 31, 2002 we had negative working capital of $39,204.  We expect net losses and negative cash flows to continue unless or until we obtain adequate funding to implement our strategies as a business development company.  We have total assets of $189,561 and liabilities of $256,747 as of December 31, 2003.

Competition

The competition we face as a business development company is significant.  Our competitors have significantly greater resources than we do, and this competition may make it difficult, if not impossible for us to achieve our financial goals.

A business development company is defined and regulated by the Investment Company Act of 1940.  It is a unique kind of investment company that primarily focuses on investing in or lending to small private companies and making managerial assistance available to them.  A business development company may use capital provided by public stockholders and from other sources to invest in long-term, private investments in growing businesses.  A business development company provides stockholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in privately owned growth companies.

Employees

On August 29, 2003 the Board of Directors approved an employment agreement for Jonathan Gilchrist.  Under the terms of the Agreement, filed with the SEC as an Exhibit to the Company’s report 8-K dated August 29, 2003, Mr. Gilchrist will receive compensation of $8,000 per month beginning in October 2003.

On August 29, 2003, the Company’s shareholders approved an Investment Advisory Agreement appointing Goldbridge Capital, LLC as the Company’s Investment Advisor for an initial term of two years.  Under the terms of the Agreement, Goldbridge will receive a fee of 1.5% of assets under management and bonus participations in years when the Company realizes returns in excess of 25%.  Any fees otherwise due under this agreement through December 31, 2003, have been waived by Goldbridge.

We have no other employees or contractors.

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

Item 4. Submission of Matters to a Vote of Security Holders.

At a shareholders meeting held on August 29, 2003 our shareholders voted to:

•

abandon the current business plan and become a business development company regulated under the Investment Company Act of 1940.  Under this new business plan, the shareholders directed us to seek to raise up to $5 million dollars under Regulation E to be managed as a venture capital fund focused primarily on the needs of small early stage, start up and development stage businesses.

•

approve an Investment Advisory Agreement appointing Goldbridge Capital, LLC as our investment advisor for a term of two years.  Under the terms of the Investment Advisory Agreement, Goldbridge Capital will be responsible for identifying and evaluating our investment opportunities and for performing due diligence review of these opportunities.  Goldbridge Capital will make recommendations to the investment committee for investments they recommend. As our investment advisor, Goldbridge Capital will receive a fee of 1.5% of assets under management paid quarterly in arrears and a 10% participation interest in realized returns in excess of a 25% return on assets.

•

reduce the total number of shares issued and outstanding by effecting a reverse split of the shares on a one share for three share basis.

•

amend the Article of Incorporation to change the name of the Company from A Time To Grow, Inc. to the American Enterprise Development Corporation.

•

acquire all of the issued and outstanding shares of American Development Fund, Inc. for 1,000,000 shares of the common stock of the Company.  American Development Fund, Inc. provides intellectual capital on investment strategies and the evaluation and structuring of early stage investments.  The acquisition of American Development Fund, Inc. was completed, and it is a wholly owned subsidiary of the Company.  The two principal shareholders in American Development Fund, Inc. were Jonathan C. Gilchrist and James W. Carroll.  Their combined ownership was 95%).  Because these two individuals serve as principals and shareholders of our new investment advisor, Goldbridge Capital, LLC, we are able to consolidate their focus and resources on the new objectives we have set for ourselves through this acquisition.  Mr. Gilchrist has served as our Chairman and President, since inception.

At a shareholders meeting held on December 15, 2003 our shareholders voted to amend the Articles of Incorporation to increase the number of authorized shares of Common Stock to 40,000,000; to establish a Class B non-voting Common Stock with a par value of $0.0003 with 2,000,000 shares authorized; and to establish a Preferred Stock with a par value of $0.0006 with 8,000,000 shares authorized.  The Board was authorized, without further shareholder approval, to issue the Preferred Stock in one or more series with powers, rights, preferences, and restrictions as the Board may determine at the time.

1

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our registration statement on Form SB-2, which included the registration of all currently issued and outstanding shares of common stock by the selling shareholders, became effective on January 9, 2002.  We were approved for trading on the Nasdaq OTC Bulletin Board effective April 19, 2002.  Several market makers list a bid price for our stock, but no shares have traded since our listing.  On October 9, 2003 we implemented a one share for three reverse stock split of our common stock.  Subsequent to the reverse split, we issued 33,332 shares to Brewer Capital Group LLC for consulting services and 1,000,000 shares to acquire American Development Fund, Inc.  All of these newly issued shares are restricted under Rule 144.

SECURITY HOLDERS

At December 31, 2003 there were 2,126,663 shares of our common stock outstanding, which were held by 45 shareholders of record.  The registration of shares by selling shareholders is discussed in detail in our prospectus which you may view at www.sec.gov or which you may request from the Company.  We are authorized to issue up to 40 million shares of common stock with a par value of $0.0003; 2 million shares of Class B non-voting Common Stock with a par value of $0.0003; and 8 million shares of Preferred Stock with a par value of $0.0006.  No Class B non-voting Common Stock or Preferred Stock has been issued.  Our Common Stock has the following characteristics:

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

On December 22, 2003, the Board authorized the Company to issue up to 1,000,000 shares of Class A Preferred Stock.  Each share of Class A Preferred Stock would hold the right to two votes on any matters submitted to the shareholders for a vote.  Each share of Class A Preferred Stock is convertible at the holder’s option at any time into two shares of voting Common Stock as adjusted for any further stock splits, stock dividends, or recapitalizations.  The Class A Preferred Stock will be adjusted for further stock splits, stock dividends, mergers, consolidations, recapitalizations and the like.  The Class A Preferred Stock is senior to all other equity securities as to (i) distribution of assets equal to $3.00 per Class A Preferred share held upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, (ii) payment of dividends and other distributions, and (iii) redemptions.  Conversion of the Class A Preferred Stock may occur at the election of the Company 30 business days following any date on which the closing price of Common has equaled or exceeded $5.00 for 20 of the last 25 trading days.  If not previously converted at the option of the holder or the Company, each share of Preferred Stock will automatically convert to Common Stock on the fifth anniversary of the Closing Date of the Offering described below.  The Company does not anticipate that dividends will be paid on the Preferred Stock.  There is no coupon on the Preferred Stock and no dividend accumulation rights.

The Class B Common Stock has no voting rights.  In all other respects, the rights and privileges of the two classes of common stock are identical.

On December 30, 2003, we filed a Form 1-E containing an Offering Circular for an offering of $4,902,000 under Regulation E consisting of Preferred Stock and warrants to purchase Class B non-voting Common Stock.  The offering was amended on January 26, 2004.  We expect to amend our filing with updated financial information before we begin to offer our securities for sale.

The Offering is for up to 817,000 Units at $6.00 per Unit, with each Unit consisting of one share of $0.0006 par value Class A preferred stock (“Preferred Stock”) and two Unit Warrants.  Each share of Preferred Stock is convertible into two shares of $0.0003 par value voting common stock at any time at the option of the holder and holds two votes on all matters submitted to the shareholders for approval.  The Company can require such conversion under certain conditions.  Each Unit Warrant permits the purchase, for a two-year period commencing July 1, 2005, of one share of $0.0003 par value Class B, non-voting common stock at $4.00 per share, subject to certain restrictions.  The minimum purchase in the Offering is 1,000 Units at $6.00 per Unit for $6,000.  The minimum purchase for an IRA account is 500 Units for $3,000.  The Units are being offered and sold by the Company to the public pursuant to an exemption from registration under the Securities Act pursuant to Regulation E.  A minimum of 330,000 Units must be sold before any funds can be received by the Company.

This Offering is being made on a best efforts basis by the Company’s underwriter, Investors Capital Corporation (the “Underwriter”) with executive offices at 230 Broadway East, Lynnfield, MA 01940.  The Company will pay to the Underwriter an underwriting discount equal to ten percent (10%) of the Offering price of the securities.  In addition, the Company will pay to the Underwriter three percent (3%) and one percent (1%) of the Offering price of the securities as a non-accountable expense allowance and as a closing fee, respectively.  As of December 31, 2003 the Company had prepaid $40,000 toward the non-accountable expense allowance.

No material potential liabilities are anticipated to be imposed on stockholders under state statutes.  Certain Texas regulations, however, require regulation of beneficial owners of more than 5% of the voting securities.  Stockholders that fall into this category, therefore, may be subject to state regulation and compliance requirements.

DIVIDEND POLICY

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

We were incorporated on June 28, 2000 as a Texas Corporation.  Our principal office is located at 1240 Blalock Road, Suite 150, Houston, Texas 77055.  Any reference in this document to “the Company,” "our", “we” or “us” refers to American Enterprise Development Corporation. Our original business plan was to provide Web based courses and services designed to meet the training needs of individuals, businesses and organizations.  On August 29, 2003 our shareholders voted to abandon that plan and directed the management to become a business development company under the Investment Company Act of 1940.  We plan to become a small venture capital fund focused on the financing needs of small early stage, start-up, and development stage businesses.  Most investments will be made in the form of debt and/or equity in private companies and some public companies with limited liquidity and no ready access to capital.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported.  The Securities and Exchange Commission (“SEC”) recently issued guidance for the disclosure of “critical accounting policies”.  The SEC defines critical accounting policies as those that are most important to the presentation of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We follow financial accounting and reporting policies that are in accordance with generally accepted accounting principles.  Not all significant accounting policies require management to make difficult, subjective, or complex judgments.  However, the policies noted below could be deemed to meet the SEC’s definition of critical accounting policies.

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

Fair value of Investments – As a business development company, the bulk of our assets are investments, and most of them are in private companies with no publicly available market price.  Management must evaluate the future operations of these businesses, monitor market conditions and evaluate any new financings that these portfolio companies may have in order to estimate a fair value for our investments in these companies.  If our estimates of the future are incorrect we may fail to record an unrecognized gain or loss, or we may record it later or earlier than we would with a perfect forecast of the future.

As of December 31, 2003, we had a cash balance of $34,489 and prepaid expenses of $6,000.  We had made a $100,000 equity investment in a private company and had advanced that company an additional $3,949.  Office equipment had a net book value of $5,123.  We had also prepaid $40,000 of costs related to our planned public offering under Regulation E.  Our liabilities consisted primarily of a note due to a shareholder, the Internet Business Factory, Inc., which is the company that first incubated us and continues as a shareholder.  Under this note we have borrowed $250,097;  the principal is to repaid no later than June 30, 2004 and bears simple interest at an annual rate of 6%.  These funds are intended to begin our operations as a business development company and to pay for our costs while we attempt to complete a $4.9 million offering under Regulation E.  In addition, we owed $2,638 in accounts payable and $4,012 in accrued interest as of December 31, 2003.

Our balances on December 31, 2003 are after we exchanged our assets that related to our old e-Learning business plan in return for extinguishments of our debt to our Chairman.  The book value of the assets after an impairment loss of $10,673 was $42,605 which was the amount of our debt.

If we are not able to raise sufficient capital, we may not be able to successfully implement our new business plan.  We may need to depend upon shareholder loans or investment to fund operations.

We began the development of our eLearning product, Web sites and content resources in late June of 2000.  Because we were not able to launch the marketing of our product, we have not had any revenues or profits since inception and have decided to abandon that business plan.  In the fourth quarter of 2003 we began operating under our new business plan and incurred costs related to administration, marketing and investment due diligence.  Our net losses from expenses totaled $89,298 for the year ended December 31, 2003, and $26,975 for the year ended December 31, 2002.  This represents a loss of $0.08 and $0.03 per share for 2003 and 2002, respectively.  The loss in 2003 includes a $10,673 writedown of our e-Learning assets so that the net carrying value for these assets equaled the amount of the note payable that was returned to us when we exchanged the e-Learning assets for Mr. Gilchrist’s note.

If we are unable to have a successful offering we may not be able to complete the implementation of our new business plan and may not be able to continue as a going concern.

Plan of Operations

On August 29, 2003 our shareholders voted to abandon our original business plan and directed management that we were to become a business development company under the Investment Company Act of 1940.  We plan to become a small venture capital fund focused on the financing needs of small early stage, start-up, and development stage businesses.  Most investments will be made in the form of debt and/or equity in private companies and some public companies with limited liquidity and no ready access to capital.  The shareholders also authorized us to conduct an offering under Regulation E for approximately $5 million.  We have filed the offering with the SEC and have an agreement with Investors Capital Corporation to serve as the underwriter.  We will amend our filing with current financial information before commencing the offering.

On August 29, 2003 our shareholders also approved the acquisition of the American Development Fund, Inc., which provides intellectual capital on investment strategies and the evaluation and structuring of early stage investments.  The acquisition was completed by issuing 1,000,000 of our common shares on December 1, 2003 for all the issued and outstanding shares of the American Development Fund, Inc.

We have invested $100,000 in the private equity of Secure Jobs, Inc., but full implementation of our plans is dependent on successfully raising capital for our company.

Despite our efforts, we may not be successful in implementing our vision based on the recent trends within the venture capital industry.  Beginning in late 2000 and continuing into 2003, a significant number of these companies began to experience financial difficulties, which included dropping share prices, layoffs and investment losses.  The stock prices of business development companies, however, have outperformed the market in the last four years.  Nevertheless, as a newly created business development company, we may be affected by the difficult market conditions experienced by venture capital firms and may not be successful in this new venture.

Liquidity and Capital Resources

As of December 31, 2003, we had total assets of $189,561 and $256,747 in current liabilities.  As of December 31, 2002 we had total assets of $60,366 and $39,255 in current liabilities.  We had net losses of $89,298 and $26,975 for the years ended December 31, 2003 and 2002, respectively.  Negative cash flow from operating activities for the years ended December 31, 2003 and 2002 were $70,760 and $3,419, respectively.

We had borrowed $42,605 from our principal founding shareholder as partial funding of our initial e-Learning business.  With the change in our business plans, on December 31, 2003 we exchanged our e-Learning assets to extinguish that debt.  Since the change in our business, we have borrowed $250,097 from the Internet Business Factory, Inc., to finance our costs while we attempt to conduct the public offering under Regulation E.

On August 29, 2003 the shareholders voted to reduce the total number of shares issued and outstanding by effecting a reverse split of the shares on a one share for three shares basis.  The reduction in shares became effective on October 9, 2003.

On March 13, 2001, we had entered into an Investment Agreement with Goldbridge Capital which allowed us, subject to specific conditions, to put or sell up to $6 million of our common stock to them over a two year period beginning on the effective date of our registration statement which was January 9, 2002.  As of January 8, 2004 this agreement expired; no shares were ever sold or otherwise issued related to this agreement.

We will have to succeed in our financing activities in the year ahead in order to execute on our new business plan and to continue in business.  Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by our investing activities, and until then, we intend to rely upon external sources for liquidity.  As of December 31, 2003, our sources of external and internal financing are limited.  Our primary source of capital is the Internet Business Factory, Inc.

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

1

Item 7. Financial Statements.

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Directors of

American Enterprise Development Corporation (A Development Stage Company)

Houston, Texas

We have audited the accompanying consolidated balance sheets of American Enterprise Development Corporation (A Development Stage Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders’ (deficit) equity and cash flows for the years then ended and the period June 28, 2000 (date of inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Enterprise Development Corporation (A Development Stage Company) at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended and from June 28, 2000 (date of inception) through December 31, 2003 in conformity with generally accepted accounting principles in the United States.

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

/S/ Harper & Pearson Company

Houston, Texas

April 12, 2004

1

 AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 34,489	$ 51
Prepaid expenses – related parties	6,000	-
TOTAL CURRENT ASSETS	40,489	51
INVESTMENTS
Common stock – Secure Jobs, Inc.	100,000	-
Advances – Secure Jobs, Inc.	3,949	-
	103,949	-
EQUIPMENT, LICENSES AND SOFTWARE
Office equipment	5,300	-
Less: accumulated depreciation	(177)	-
Course content licenses - eLearning	-	48,000
Software development costs – eLearning web site	-	31,667
Less: accumulated amortization of web site	-	(19,352)
	5,123	60,315

OTHER ASSETS – Prepaid offering costs	40,000	-

TOTAL ASSETS	$ 189,561	$ 60,366

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Loan from shareholder – new business plan	$ 250,097	$ -
Loan from shareholder – eLearning business	-	38,255
Accounts payable	2,638	1,000
Accrued interest payable - shareholder	4,012	-
TOTAL CURRENT LIABILITIES	256,747	39,255
SHAREHOLDERS' (DEFICIT) EQUITY
Preferred Stock – See Note G	-	-
Common stock $0.0003 par value, 40,000,000 shares authorized, 2,126,663 and 1,093,331 shares issued and outstanding in the respective periods	638	328
Common Stock, Class B – See Note G
Additional paid-in capital	152,989	152,298
Deficit accumulated during the development stage	(220,813)	(131,515)
TOTAL SHAREHOLDERS' (DEFICIT) EQUITY	(67,186)	21,111

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$ 189,561	$ 60,366

See accompanying notes.

1

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003 AND 2002, AND

JUNE 28, 2000 THROUGH DECEMBER 31, 2003

December 31,	December 31,	Inception
2003	2002	to Date

REVENUES	$ -	$ -	$ -

EXPENSES
Operating and organizational costs	24,227	119	24,473
General and administrative	15,071	8,000	33,229
Depreciation expense	177	-	177
Related party expenses:
Operating and organizational costs	-	-	65,333
General and administrative	28,101	8,300	56,527
Amortization expense	7,037	10,556	26,389
Interest expense - shareholder	4,012	-	4,012
Impairment loss – eLearning assets	10,673	-	10,673

	89,298	26,975	220,813

NET LOSS	$ (89,298)	$ (26,975)	$ (220,813)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.08)	$ (0.03)	$ (0.23)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,185,386	1,017,943	974,852

See accompanying notes.

1

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002  AND 2001, AND

JUNE 28, 2000 THROUGH DECEMBER 31, 2000

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total

BALANCE, At inception	-	$ -	$ -	$ -	$ -

Issuance of Common Stock to Founders for Services	421,666	126	-	-	126
Issuance of Shares for Services and Course licenses	333,333	100	99,900	-	100,000
Sale of Common Stock	30,000	9	11,991	-	12,000
Net Loss	-	-	-	(58,126)	(58,126)
BALANCE, December 31, 2000	784,999	235	111,891	(58,126)	54,000

Issuance of Shares for Services	86,667	26	25,974	-	26,000
Sale of Common Stock	5,000	2	1,498	-	1,500
Net Loss	-	-	-	(46,414)	(46,414)
BALANCE, December 31, 2001	876,666	263	139,363	(104,540)	35,086

Issuance of Shares for consulting or legal services	216,665	65	12,935	-	13,000
Net Loss	-	-	-	(26,975)	(26,975)
BALANCE, December 31, 2002	1,093,331	328	152,298	(131,515)	21,111

Issuance of Shares for consulting services	33,332	10	990	-	1,000
Issuance of Shares to acquire American Development Fund, Inc.	1,000,000	300	(299)	-	1
Net Loss	-	-	-	(89,298)	(89,298)

BALANCE, December 31, 2003	2,126,663	$ 638	$ 152,989	$ (220,813)	$ (67,186)

See accompanying notes.

1

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003 AND 2002,  AND

JUNE 28, 2000 THROUGH DECEMBER 31, 2003

December 31,	December 31,	Inception
2003	2002	to Date
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$ (89,298)	$ (26,975)	$ (220,813)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	7,214	10,556	26,566
Impairment loss	10,673	-	10,673
Common stock issued for services	1,001	13,000	90,460
Changes in Operating Assets and Liabilities:
Prepaid expenses – related parties	(6,000)	-	(6,000)
Accrued interest and accounts payable	5,650	-	6,650
Net Cash Used by Operating Activities	(70,760)	(3,419)	(92,464)

CASH FLOW FROM INVESTING ACTIVITIES
Secure Jobs Inc. – common stock and advances	(103,949)	-	(103,949)
Office equipment	(5,300)	-	(5,300)
Course content licenses cash costs	-	-	(30,000)
Net Cash Used by Investing Activities	(109,249)	-	(139,249)

CASH FLOW FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	13,500
Prepaid offering costs	(40,000)		(40,000)
Loan from shareholder – new business plan	250,097		250,097
Loan from shareholder – eLearning business	4,350	3,000	42,605
Net Cash Provided by Financing Activities	214,447	3,000	266,202

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	34,438	(419)	34,489

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	51	470	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 34,489	$ 51	$ 34,489

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Non cash activities:
Exchange of eLearning assets for Loan from s/h	$ 42,605	$ -	$ 42,605
Common stock issued for services	$ 1,001	$ 13,000	$ 90,460
Common stock issued for course content licenses	$ -	$ -	$ 18,000
Common stock issued for website development	$ -	$ -	$ 31,667

See accompanying notes.

1

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

1

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

The Company registered as a reporting company under the Securities Act of 1933 by filing a report on form SB-2 that became effective on January 9, 2002.  The Company registered all of its outstanding shares plus six million additional shares of common stock to be available for sale through a Discretionary Drawdown Offering under Rule 415.  The Discretionary Drawdown Offering expired under its terms on January 8, 2004, with no shares sold or otherwise issued under the offering.

On December 30, 2003, the Company filed a Form 1-E containing an Offering Circular for an offering of $4,902,000 consisting of preferred stock and warrants.  The offering was amended on January 26, 2004.  The Company expects to amend its filing with updated financial information before it begins to offer its securities for sale.  See Note D below.

On December 1, 2003, the Company acquired all of the issued and outstanding shares of American Development Fund, Inc. for 1,000,000 shares of the common stock of the Company.  American Development Fund, Inc. provides intellectual assets on investment strategies and the evaluation and structuring of early stage investments.  Upon completion of this acquisition, American Development Fund, Inc. became a wholly-owned subsidiary of the Company.  The only asset of American Development Fund, Inc. was its investment in Secure Jobs, Inc., described under “Investments” in this Note A.

PRINCIPLES OF CONSOLIDATION – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.  All significant intercompany balances and transactions have been eliminated.

CONDITIONS AFFECTING ONGOING OPERATIONS – As of December 31, 2003 and 2002, the Company had not commenced commercial operations, is a development stage enterprise, and has devoted substantially all of its efforts to product development, financial planning, raising capital and identifying business opportunities.  The Company is subject to the risks associated with development stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to continue to grow through merger and acquisition opportunities.  The Company has filed a $4.9 million offering under Regulation E as described in Note D below.  The offering is a “best efforts” underwriting, and there is no assurance that any of the offering will be sold.  In the event the Company is unable to obtain additional debt and equity financing, the Company will not be able to continue its current level of operations.  If the Company is unable to continue its operations, the value of the Company’s assets will experience a significant decline in value from the net book values reflected in the accompanying balance sheets.  Because the Company has limited funds, it may need to rely on Goldbridge Capital LLC or other shareholders for funding in order to continue.

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

PREPAID EXPENSES – In September 2003, the Company engaged the Professional Directors Institute, Inc. (a company that is 47% owned by Jonathan Gilchrist, our Chairman) to provide support for the efforts of the Company’s Board of Directors to follow best corporate governance practices.  The Company has prepaid $6,000 for these services through June 2004.

INVESTMENTS – The Company made a private equity investment of $100,000 in a new venture called Secure Jobs, Inc. which recruits and places nurses in US hospitals in response to the critical nursing shortage that currently exists in the United States.  Our President, Mr. Gilchrist, owns 42.5% of Secure Jobs, Inc. and is one of its founders.  Mr. Michael Gallagher is the President and CEO of Secure Jobs, Inc.  Secure Jobs will recruit nurses primarily from outside of the United States for employment in the United States.  The Company owns a 15% equity ownership interest in Secure Jobs as a result of this investment.  Valuation of equity in private companies is difficult, but as of December 31, 2003 management believes that the market value of this investment approximates cost.  Secure Jobs is a development stage company with its home office in Houston, Texas.  In January 2004, it opened four offices in the Ukraine and Russia.  Secure Jobs will need additional capital to fully execute its business plan, and our investment may be lost if it fails to obtain the needed capital.  We expect to invest an additional $100,000 in Secure Jobs from the proceeds of the offering under Regulation E.  The Company has also advanced $3,949 to Secure Jobs on an interim basis.

Investments are carried at fair value as determined in good faith by or under the direction of the Board of Directors.  Generally, the fair value of a private security will initially be based primarily on its original cost to the Company.  Cost will be the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of the portfolio company’s operations, changes in general market conditions, subsequent financings, independent valuations or the availability of market quotations) provide a basis for value other than cost.  Proceeds from disposition of securities could differ significantly from their estimated fair value.

COURSE CONTENT LICENSES – Course content licenses consisted of licenses to resell complete e-Learning courses that have been paid for by the Company but remain unsold.  The capitalized license costs were carried at the lower of unamortized cost or net realizable value.  With the change in business plans approved by the shareholders in August 2003, the value of these licenses was reduced to the amount the company realized in exchanging these assets for its debt to Jonathan Gilchrist.  See Note C.

SOFTWARE DEVELOPMENT COSTS – In accordance with generally accepted accounting principles, the development stage costs incurred for the Company’s website had been capitalized.  These costs included personnel charges for web programmers and rental charges for the use of equipment and software used in the development process.  The website software was ready for its intended use March 1, 2001 and, accordingly, the amortization of associated capitalized costs began on that date.  The estimated useful life was three years.  With the change in business plans approved by the shareholders in August 2003, the Company ended the amortization of the software.  The remaining net book value was recovered when the Company exchanged these assets for its debt to Jonathan Gilchrist.  See Note C.

PROPERTY AND EQUIPMENT – Property and equipment is carried at original cost or adjusted to net realizable value, as applicable.  Maintenance and repair costs will be charged to expense as incurred.  When assets are sold or retired, the remaining costs and related accumulated depreciation will be removed from the accounts and any resulting gain or loss will be included in income.  For financial reporting purposes, depreciation of property and equipment will be provided using the straight-line method based upon the expected useful lives of each class of assets.  Estimated useful lives of assets are expected to be as follows:  Furniture and fixtures five to seven years; computers and other office equipment three to five years.

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

REVENUE RECOGNITION – As a business development company, our revenue will be recognized primarily based on security transactions and related income.  Security transactions are accounted for on a trade date basis.  Net realized gains or losses on sales of securities are determined on the specific identification method.  Interest income and expenses are recognized on the accrual basis.  Dividend income is recorded on cumulative preferred equity securities on an accrual basis to the extent that such amounts are expected to be collected and on common equity securities on the record date for private companies or on the ex-dividend date for publicly traded companies.  We assess the collectibility of dividends and interest income receivables in connection with our determination of the fair value of the related security.  To the extent that there are adverse future developments, previously recognized dividend and interest income may not be realized.

OPERATING AND ORGANIZATIONAL COSTS – The Company has categorized those costs that relate to planning, operation, investment due diligence and marketing as “Operating and organizational costs”.  These costs included personnel charges for planning and marketing, travel, meeting costs and operating activities.

INCOME TAXES – The Company has had losses since inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2003 and December 31, 2002 the Company estimates an accumulated net operating loss (“NOL”) carryforward of approximately $221,000 and $132,000, respectively, resulting in a deferred tax asset of approximately $74,000 and $44,000, respectively.  These carryforwards begin to expire in 2020.  Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.  A valuation allowance has been established to fully offset the deferred tax assets.

LOSS PER SHARE – Loss per share has been calculated using the weighted average number of shares outstanding during the respective periods, after giving effect to the reverse stock split that occurred on October 9, 2003.  See Note E.

IMPAIRMENT OF LONG LIVED ASSETS – When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company uses an estimate of the future undiscounted cash flows to be derived from the remaining useful life of the asset to assess whether or not the asset is recoverable.  If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, the Company then considers the discounted net cash flows and estimated fair market value versus carrying value in determining any potential impairment.  With the decision to change its business plan, the Company and Jonathan Gilchrist have agreed to exchange the Company’s eLearning assets for the Company’s short-term debt to Mr. Gilchrist.  Accordingly, the value of the assets was reduced by $10,673 so that the net carrying value  equals the debt balance.  The Company completed the exchange in the fourth quarter of 2003.

NEW ACCOUNTING PRONOUNCEMENTS – In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring" which previously governed the accounting treatment for restructuring activities. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". These costs include, but are not limited to, the following: (1) termination benefits provided to current employees who are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred-compensation contract, (2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities or relocate employees. SFAS 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 146 will be applied prospectively and is effective for exit or disposal activities initiated after December 31, 2002.  The Company adopted Statement No. 146 effective January 1, 2003, with no material impact on the financial position or operations of the Company.

NOTE B

PROPERTY AND EQUIPMENT

At December 31, 2003, the Company owned a computer and related display equipment.  The Company currently rents no office space, but has office space available through its principal shareholder.

NOTE C

LOANS FROM SHAREHOLDERS

The Company’s chairman, Jonathan Gilchrist, paid $30,000 of the Company’s obligation to acquire its initial course licenses during 2000 and loaned the Company $5,255 during 2001, an additional $3,000 in 2002, and $4,350 in 2003.  The loan, which was secured by all of the Company’s eLearning assets, was exchanged for those assets on December 31, 2003.

In September 2003, the Internet Business Factory, Inc., committed to loan up to $250,100 to the Company under a note due on or before June 30, 2004 bearing interest at the annual rate of six percent.  As of December 31, 2003, the Company had drawn $250,097 on this commitment.  The Company plans to repay this loan from the proceeds of its anticipated $4.9 million offering under Regulation E that was initially filed on December 30, 2003.

NOTE D

OFFERING UNDER REGULATION E

The Company is offering for sale 817,000 Units at $6.00 per Unit for a total offering amount of $4,902,000.  Each Unit consists of one share of $0.0006 par value Class A preferred stock (“Preferred Stock”) and two Unit Warrants.  Each share of Preferred Stock is convertible into two shares of $0.0003 par value voting common stock at any time at the option of the holder and holds two votes on all matters submitted to the shareholders for approval.  The Company can require such conversion under certain conditions.  Each Unit Warrant permits the purchase, for a two-year period commencing July 1, 2005, of one share of $0.0003 par value Class B, non-voting common stock at $4.00 per share, subject to certain restrictions.  The minimum purchase in the Offering is 1,000 Units at $6.00 per Unit for $6,000.  The minimum purchase for an IRA account is 500 Units for $3,000.  The Units are being offered and sold by the Company to the public pursuant to an exemption from registration under the Securities Act pursuant to Regulation E.  A minimum of 330,000 Units must be sold before any funds can be received by the Company.

This Offering is being made on a best efforts basis by the Company’s underwriter, Investors Capital Corporation (the “Underwriter”) with executive offices at 230 Broadway East, Lynnfield, MA 01940.  The Company will pay to the Underwriter an underwriting discount equal to ten percent (10%) of the Offering price of the securities.  In addition, the Company will pay to the Underwriter three percent (3%) and one percent (1%) of the Offering price of the securities as a non-accountable expense allowance and as a closing fee, respectively.  As of December 31, 2003 the Company had prepaid $40,000 toward the non-accountable expense allowance.

NOTE E

REVERSE STOCK SPLIT

On August 29, 2003 the shareholders of the Company voted to reduce the total number of shares issued and outstanding by effecting a reverse split of the shares on a one share for three share basis.  The reduction in shares became effective on October 9, 2003.  As of that date the number of outstanding shares was reduced from 3,280,000 to 1,093,331.  The reverse stock split increased the par value of common stock from $0.0001 per share to $0.0003 per share and reduced the number of shared authorized from 50,000,000 to 16,666,666.  On December 15, 2003, the shareholders voted to increase the number of authorized shares to 40,000,000 as described more fully in Note G below.  All prior share amounts have been restated in this report to reflect the effects of this reverse stock split.

NOTE F

OTHER RELATED PARTY TRANSACTIONS

During 2002 and 2003, the Company entered into the following transactions with certain directors, executive officers or shareholders who own beneficially more than 5% of the Company’s shares, or members of the immediate family of any of those persons, or other entities in which such persons beneficially own more than 5%:

On May 8, 2002 the Company issued 216,665 shares to five individuals for legal and other consulting services rendered to the Company.  The shares were valued at $0.06 per share on the basis of the value of services rendered.  Mr. Gilchrist, the Company’s CEO, received 100,000 shares and Mr. Tompkins, a shareholder and a member of Goldbridge Capital, received 33,333 shares.  The $8,000 value of these shares was shown as a related party expense.  The remaining 83,332 shares were paid to unrelated parties.

On August 29, 2003 the Board of Directors approved an employment agreement for Jonathan Gilchrist.  Under the terms of the Agreement, filed with the SEC as an Exhibit to the Company’s report 8-K dated August 29, 2003, Mr. Gilchrist will receive compensation of $8,000 per month beginning in October, 2003.

On August 29, 2003, the Company’s shareholders approved an Investment Advisory Agreement appointing Goldbridge Capital, LLC as the Company’s Investment Advisor for an initial term of two years.  Under the terms of the Agreement, Goldbridge will receive a fee of 1.5% of assets under management and bonus participations in years when the Company realizes returns in excess of 25%.  Any fees otherwise due under this agreement through December 31, 2003, have been waived by Goldbridge.

On August 29, 2003, the Company’s shareholders approved the acquisition of all of the issued and outstanding shares of American Development Fund, Inc. for 1,000,000 shares (after effecting the reverse stock split described in Note E above) of the common stock of the Company.  American Development Fund, Inc. provides intellectual assets on investment strategies and the evaluation and structuring of early stage investments.  Upon completion of this acquisition on December 1, 2003, American Development Fund, Inc. became a wholly-owned subsidiary of the Company.  The two principal shareholders in American Development Fund, Inc. were Jonathan Gilchrist and James Carroll with a combined ownership of 95%.  Mr. Gilchrist has served as the Company’s chairman and president since inception, and Mr. Carroll is a shareholder.  They also each own 37.5% of Goldbridge Capital, LLC.

The Company’s Chairman, Jonathan Gilchrist, had loaned a total of $42,605 to the Company since inception through August 29, 2003.  The loan, which was secured by all of the Company’s eLearning assets, was exchanged for those assets on December 31, 2003.  The Company recognized a $10,673 impairment loss in reducing the carrying value of the assets to equal the loan balance.

NOTE G

SHAREHOLDERS’ (DEFICIT) EQUITY

The following transactions affected the number of shares issued or authorized in 2002 or 2003, in addition to the reverse stock split described in Note E above:

On May 8, 2002, the Company issued 216,665 shares to five individuals for legal and other consulting services rendered to the Company.  The shares were valued at $0.06 per share on the basis of the value of services rendered and were non-forfeitable and fully vested when issued.

On October 15, 2003, the Company granted 33,332 common shares to Brewer Capital Group LLC for investment banking consulting services regarding the effects on the Company of altering its business plan to operate as a business development company.  These shares were valued at $0.03 per share or a total of $1,000 and were non-forfeitable and fully vested when issued.

On December 1, 2003, the Company issued 1,000,000 shares for the acquisition of American Development Fund, Inc., as described in Note F above.

At a shareholders meeting held on December 15, 2003 the shareholders voted to amend the Articles of Incorporation to increase the number of authorized common shares to 40,000,000; to establish a Class B non-voting Common Stock with a par value of $0.0003 with 2,000,000 shares authorized; and to establish a Preferred Stock with a par value of $0.0006 with 8,000,000 shares authorized.  The Board was authorized, without further shareholder approval, to issue the Preferred Stock in one or more series with powers, rights, preferences, and restrictions as the Board may determine at the time.

On December 22, 2003, the Board authorized the Company to issue up to 1,000,000 shares of Class A Preferred Stock.  Each share of Class A Preferred Stock would hold the right to two votes on any matters submitted to the shareholders for a vote.  Each share of Class A Preferred Stock is convertible at the holder’s option at any time into two shares of voting Common Stock as adjusted for any further stock splits, stock dividends, or recapitalizations.  The Class A Preferred Stock will be adjusted for further stock splits, stock dividends, mergers, consolidations, recapitalizations and the like.  The Class A Preferred Stock is senior to all other equity securities as to (i) distribution of assets equal to $3.00 per Class A Preferred share held upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, (ii) payment of dividends and other distributions, and (iii) redemptions.  Conversion of the Class A Preferred Stock may occur at the election of the Company 30 business days following any date on which the closing price of Common has equaled or exceeded $5.00 for 20 of the last 25 trading days.  If not previously converted at the option of the holder or the Company, each share of Preferred Stock will automatically convert to Common Stock on the fifth anniversary of the Closing Date of the Offering.  The Company does not anticipate that dividends will be paid on the Preferred Stock.  There is no coupon on the Preferred Stock and no dividend accumulation rights.

The Class B Common Stock has no voting rights.  In all other respects, the rights and privileges of the two classes of common stock are identical.

The Company has neither granted nor issued any options, warrants, or other contingent securities.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls And Procedures.

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

1

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth certain information regarding the members of our board of directors and its executive officers:

Name	Age	Position

Jonathan Gilchrist	52	Chairman and Chief Executive Officer
William Carmichael	48	Director
James Carroll	47	Director
Paul Schaefer	66	Director
Robert Wilson	47	Director

Our directors hold office until the next annual meeting of our shareholders or until their successors are duly elected and qualified.  Our executive officers serve at the pleasure of the Board of Directors.  Set forth below is a summary description of the principal occupation and business experience of each of our directors and executive officers for at least the last five years.

Our CEO, devotes most of his time to the management of  the Company, although is also the Chairman and CEO of The Internet Business Factory, Inc., an Internet incubator company and a member of Goldbridge Capital in Houston, Texas.  Because each member of our management team has other business obligations, they may not spend as much time as needed on our business in order to maximize its success.  When competing demands on their time arise, we cannot insure that the needs of our company will have priority over the other demands placed upon the management team’s time.

We expect to hire additional management personnel as funds become available and to obtain key personnel if and when we make successful acquisitions.  Also, under our Investment Advisory Agreement, Goldbridge Capital supplies substantially all professional needs for investment analysis and recommendation.

Jonathan C. Gilchrist – Mr. Gilchrist is our primary founder and has served as our Chief Executive Officer and a Director since June 28, 2000.   Mr. Gilchrist was a co-founder of Goldbridge Capital in 2000.  Prior thereto, he held various offices with iExalt, Inc., (OTCBB: IXLT) from January 1999 until December 2000.  After founding iExalt, with four other business leaders, Mr. Gilchrist served at different times as a Director, Chief Operating Officer, Secretary, Executive Vice President and General Counsel for iExalt.  His employment with iExalt ended on December 31, 2000.  In 1999 Mr. Gilchrist founded The Internet Business Factory, Inc., a Nevada corporation and serves as its Chairman and Chief Executive Officer.  Prior to founding iExalt, Mr. Gilchrist served as President of The American Law Network, LLC, which he helped found in November 1997 and where he served until founding iExalt in January 1999.  From 1993 to 1997, Mr. Gilchrist worked as an attorney for the law firm of Orgain, Bell & Tucker, LLP.  He is a graduate of the University of Alabama School of Law and worked as an attorney for Exxon Company, USA from 1990 to 1993.

William Carmichael – Mr. Carmichael has served as a Director since June 30, 2000.  Mr. Carmichael brings with him a small business management and Internet development background.  In 1999 he founded The American Song and Book Company, Inc., d/b/a/ MannaBeach.com, which is an Internet e-commerce business where he served as Chairman and CEO.  In 1999 Mr. Carmichael served for a short time as the Director of Marketing for iExalt, Inc. before founding MannaBeach.  >From 1996 through 1999 Mr. Carmichael worked in the sales and marketing division for TechQuip, a Houston based technical equipment retailer and, from 1990 to 1995, managed his own construction business.  For the last two years he has been the marketing representative in Tennessee for Lapp USA, a major electronic component manufacturer.

James Carroll – Mr. Carroll is the full-time chief executive officer and co-founder of Goldbridge Capital.  He has served in this capacity from 2000 to the present.  He holds a Master of Accounting degree from Rice University and is a licensed Texas CPA.  He brings a high level of hands on business experience to the Goldbridge team acting as investment advisers and managers for the fund.  Mr.Carroll was the Chief Financial Officer at iExalt (OTCBB: IXLT) for most of 2000.  He founded the Bright Hawk Energy Group in 1995 and prior thereto he was the chief financial officer for Quintana Petroleum Corporation, a large privately held firm.  He has been an Adjunct Assistant Professor in Jones Graduate Business School at Rice University and is a Certified Management Accountant (CMA).

Paul Schaefer – Mr. Schaefer’s thirty-five year career has involved investment banking, real estate investments, and investment advisory services. He has had considerable experience in real estate and serving as a mentor for emerging companies. Paul was Founder/President of an Investment Banking firm, from 1961 through 1974.  In 1972 he was Founder/Director of a 400-agent California real estate brokerage firm.  As a broker, since 1992 he has been self-employed, purchasing Texas multiple residential properties valued at $150 million.  From 1972 to the present he has worked as a real estate developer of single-family homes and lots in excess of 3,000 units. Concurrently with that venture he is actively managing an investment portfolio and is a venture capital investor/consultant. Mr. Schaefer also has many years of experience as a teacher/instructor at the secondary and university level. He is the founder of several schools and residential treatment centers. He currently serves as Founder/Director of a foundation serving the underprivileged.

Robert Wilson – Mr. Wilson has been in the securities industry for more than 17 years working with both small and large securities brokerage firms and investment advisors as a certified professional accountant. He has been a principal of the Forte Group, Inc. since 2000.  Robert is a CPA and was an auditor with Price Waterhouse prior to working in the operations department at Texas First Securities. He subsequently worked at Kemper Securities (formerly Underwood Neuhaus) a regional investment-banking firm, in the Compliance and Internal Audit Department. Mr. Wilson founded his own accounting and consulting firm providing financial and compliance services to small and regional investment brokerage firms. He served as President of Mitchell Rotan, a local investment-banking firm, from 1995-1999, where he helped structure various private placements and syndicate underwritings. He has been a member of the NASD Board of Arbitrators since 1990. He also served on the Securities and Capital Markets Committee of the Texas Society of CPAs and was a member of the American Association of Certified Public Accountants. He has passed qualifications to be registered by the NASD with Series 7, 24, 27, 53 and 63 Securities Licenses.

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

Item 10. Executive Compensation.

During the reporting period, none of our officers or directors was compensated by the Company in their capacity as officers and directors except for our CEO,  Jonathan Gilchrist.  As provided in the Employment Agreement approved by the Board of Directors on August 29, 2003 and filed as an exhibit to our report 8-K dated August 29, 2003 as filed on September 15, 2003, he receives $8,000 per month beginning October  1, 2003.  He was paid $24,000 in 2003 under this agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of the shares of our common stock as of the close of business on December 31, 2003 of each person known by us to own beneficially five percent or more of our common stock and of each of our directors and our officers and directors as a group. For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13(d)-3 of the Securities Exchange Act of 1934, under which a person is considered to be a beneficial owner of a security if such person has or shares the power to vote or to direct the voting of the security or the power to dispose or to direct the disposition of the security, or if that person has the right to acquire beneficial ownership of that security within 60 days through the exercise of any option, warrant or conversion of a security.

NAME	TOTAL SHARES OF COMMON STOCK BENEFICIALLY OWNED	PERCENTAGE OF CLASS

Jonathan Gilchrist[1] 1240 Blalock Rd, Ste150, Houston, Texas.	541,666	25%
James Carroll[2] 1240 Blalock Rd, Ste150, Houston, Texas	539,001	25%
William Carmichael 880 Grinders Creek Rd. Hohenwald, TN 38462	83,333	4%
Paul Schaefer 1240 Blalock Rd, Ste150, Houston, Texas	94,000	4%
Robert Wilson 1240 Blalock Rd, Ste150, Houston, Texas	-0-	-0-
All officers and directors as a group (5 persons)	1,224,666	58%

(1)

Mr. Gilchrist directly owns 475,000 shares of our common stock. Mr. Gilchrist is also a 37.5% owner of Goldbridge Capital LLC and has shared voting control over the 33,334 shares of common stock owned by Goldbridge. Mr. Gilchrist also holds shared voting control over 33,332 shares of common stock owned by The Internet Business Factory, Inc. ("IBF"), a Nevada corporation, which served as our Internet incubator.  Mr. Gilchrist is the founder and Chief Executive officer of IBF and a major shareholder.

(2)

Mr. Carroll owns 505,000 shares of our common stock directly and is President and 37.5% owner of Goldbridge Capital LLC with shared voting control over 33,334 shares that Goldbridge owns.  Mr. Carroll’s wife owns 667 of our shares.

Item 12. Certain Relationships and Related Transactions.

The following are brief descriptions of transactions during the period covered by this report between us and any of our directors, executive officers or shareholders known to us to own beneficially more than 5% of our shares, or any member of the immediate family of any of those persons, or other entities in which such persons beneficially own more than 5%.

On August 29, 2003 the Board of Directors approved an employment agreement for Jonathan Gilchrist.  Under the terms of the Agreement, filed with the SEC as an Exhibit to the Company’s report 8-K dated August 29, 2003, Mr. Gilchrist will receive compensation of $8,000 per month beginning in October, 2003.

On August 29, 2003, the Company’s shareholders approved an Investment Advisory Agreement appointing Goldbridge Capital, LLC as the Company’s Investment Advisor for an initial term of two years.  Under the terms of the Agreement, Goldbridge will receive a fee of 1.5% of assets under management and bonus participations in years when the Company realizes returns in excess of 25%.  Any fees otherwise due under this agreement through December 31, 2003, have been waived by Goldbridge.

On August 29, 2003, the Company’s shareholders approved the acquisition of all of the issued and outstanding shares of the American Development Fund, Inc. for 1,000,000 shares (after effecting the reverse stock split described in Note E above) of the common stock of the Company.  The American Development Fund, Inc. provides intellectual assets on investment strategies and the evaluation and structuring of early stage investments.  The American Development Fund, Inc. became a wholly-owned subsidiary of the Company at the close of the transaction.  Prior to the acquisition, the two principal shareholders in the American Development Fund, Inc. were Jonathan Gilchrist and James Carroll with a combined ownership of 95%.  Mr. Gilchrist has served as the Company’s chairman and president since inception, and Mr. Carroll is a shareholder.  They also each own 37.5% of Goldbridge Capital, LLC.  This acquisition was completed on December 1, 2003.

The Company’s Chairman, Jonathan Gilchrist, had loaned a total of $42,605 to the Company since inception through August 29, 2003.  The loan, which was secured by all of the Company’s eLearning assets, was exchanged for those assets on December 31, 2003.  The Company recognized a $10,673 impairment loss in reducing the carrying value of the assets to equal the loan balance.

Item 13. Exhibits and Reports on Form 8-K.

The following report on Form 8-K was filed during the last quarter of the period covered by this report:

Form 8-K dated December 1, 2003 (filed on December 16, 2003) reporting (1) the completion of the acquisition of American Development Fund, Inc. and (2) the shareholder approval for changes to the authorized shares of the Company.

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s SB-2 Registration Statement declared effective January 9, 2002 is incorporated here by reference)
3.1a	Amendment to Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s 8-K dated August 29, 2003 as filed on September 15, 2003 is incorporated her by reference)
3.1b	Amendment to Articles of Incorporation of the Company (filed as Exhibit 3.3 to the Company’s 8-K dated December 1, 2003 as filed on December 16, 2003 is incorporated her by reference)
3.2	By-laws of the Company (filed as Exhibit 3.1 to the Company’s SB-2 Registration Statement declared effective January 9, 2002 is incorporated here by reference)
10.1	Contract for services with The Internet Business Factory (filed as Exhibit 3.1 to the Company’s SB-2 Registration Statement declared effective January 9, 2002 is incorporated here by reference)
10.2	PG Services Agreement dated December 15, 2000 (filed as Exhibit 3.1 to the Company’s SB-2 Registration Statement declared effective January 9, 2002 is incorporated here by reference)
10.3	Note due to Jonathan Gilchrist (filed as Exhibit 3.1 to the Company’s SB-2 Registration Statement declared effective January 9, 2002 is incorporated here by reference)
10.3a	Note due to Jonathan Gilchrist dated September 31, 2001 (filed as Exhibit 3.1 to the Company’s SB-2 Registration Statement declared effective January 9, 2002 is incorporated here by reference)
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

10.6	Employment Agreement with Jonathan Gilchrist (filed as Exhibit 10.6 to the Company’s 8-K dated August 29, 2003 as filed on September 15, 2003 is incorporated her by reference)
10.7	Investment Advisory Agreement with Goldbridge Capital LLC (filed as Exhibit 10.7 to the Company’s 8-K dated August 29, 2003 as filed on September 15, 2003 is incorporated her by reference)
31.1	Certification Pursuant to 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
99.1	Stock Purchase Agreement regarding American Development Fund, Inc. (filed as Exhibit 99.1 to the Company’s 8-K dated December 1, 2003 as filed on December 16, 2003 is incorporated her by reference)

Item 14. Principal Accountant Fees and Services.

Harper & Pearson Company serves as our independent public auditors.  The following fees were incurred by Harper & Pearson Company for services rendered during the years ended December 31, 2003 and 2002:

Audit Fees:  $5,300 and $4,000 for 2003 and 2002, respectively, for services rendered for the audit of our financial statements and review of the financial statements included in our Forms 10-KSB and 10-QSB.

Audit Related Fees: None

Tax Fees: None

All other fees: None

Consistent with the Securities and Exchange Commission requirements regarding auditor independence, the Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. Under the policy, the Committee must pre-approve services prior to the commencement of the specified service.

All services provided by Harper & Pearson Company have been pre-approved by the Audit Committee.

1

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Enterprise Development Corporation (Registrant)

By __ _//s// Jonathan C. Gilchrist, Chairman and President_____________
Date: April 13, 2004

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By ___ //s// William Carmichael, Director_____
Date: April 13, 2004

By ___ //s// James Carroll, Director and Acting Principal Accounting Officer__
Date: April 13, 2004

1