Form 10QSB
period 2004-03-31
A TIME TO GROW INC
filed 2004-05-24
CIK 1136725

Unknown; ;Joseph W. Richardson;

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,126,663 as of April 30, 2004.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

22

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2004	2003
ASSETS

Investments at fair value (cost $105,181 and $103,949 respectively)	$ 474,231	$ 103,949
Cash and cash equivalents	7,256	34,489
Prepaid expenses – related parties	3,000	6,000
Office equipment	5,300	5,300
Less: accumulated depreciation	(442)	(177)
Other assets – prepaid offering costs	56,682	40,000

TOTAL ASSETS	$ 546,027	$ 189,561

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Loan from shareholder	$ 250,097	$ 250,097
Accrued interest payable - shareholder	7,743	4,012
Accrued salaries and professional fees	26,000	-
Accounts payable	9,280	2,638
Deferred income taxes	33,755	-
TOTAL LIABILITIES	326,875	256,747

SHAREHOLDERS' (DEFICIT) EQUITY:
Preferred Stock – See Note G	-	-
Common stock $0.0003 par value, 40,000,000 shares authorized, 2,126,663 shares issued and outstanding	638	638
Common Stock, Class B – See Note G	-	-
Additional paid-in capital	152,989	152,989
Deficit accumulated during the development stage	(220,813)	(220,813)
Retained earnings	286,338	-
TOTAL SHAREHOLDERS' (DEFICIT) EQUITY	219,152	(67,186)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$ 546,027	$ 189,561

NET ASSET VALUE (DEFICIT) PER SHARE	$ 0.10	$ (0.03)

See accompanying notes.

22

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	3 months	3 months
	ended	ended
	March 31,	March 31,
	2004	2003

INVESTMENT INCOME:
Fees charged to portfolio companies	$ 950	$ -
TOTAL INVESTMENT INCOME	950	-

OPERATING EXPENSES:
Operating and organizational costs	3,864	21
General and administrative	15,047	2,300
Depreciation expense	265	-
Related party expenses:
… General and administrative	27,000	-
… Amortization expense	-	2,639
… Interest expense - shareholder	3,731	-
TOTAL OPERATING EXPENSES	49,907	4,960

INVESTMENT LOSS, NET	(48,957)	(4,960)

UNREALIZED GAINS ON INVESTMENTS, NET	369,050	-
Less: Deferred income taxes on unrealized gains	33,755	-

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS	$ 286,338	$ (4,960)

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS PER SHARE	$ 0.13	$ nil

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,126,663	1,093,331

See accompanying notes.

22

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Retained Earnings	Total

BALANCE, December 31, 2003	2,126,663	$ 638	$ 152,989	$ (220,813)	$ -	$ (67,186)

Net increase in net assets from operations	-	-	-	-	286,338	286,338

BALANCE, March 31, 2004	2,126,663	$ 638	$ 152,989	$ (220,813)	$ 286,338	$ 219,152

See accompanying notes.

22

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

See accompanying notes.

3 months	3 months
ended	ended
March 31,	March 31,
2004	2003
CASH FLOW FROM OPERATING ACTIVITIES
Net change in net assets from operations	$ 286,338	$ (4,960)
Adjustments to reconcile net loss to net cash
used by operating activities:
Unrealized gains on investments, net	(369,050)	-
Deferred income taxes on unrealized gains	33,755	-
Fees paid by portfolio companies in their stock	(950)	-
Depreciation and amortization	265	2,639
Changes in Operating Assets and Liabilities:
Prepaid expenses – related parties	3,000	-
Accrued interest and payables	36,373	1,300 1,300
Net Cash Used by Operating Activities	(10,269)	(1,021)

CASH FLOW FROM INVESTING ACTIVITIES
Secure Jobs Inc. – additional advances	(282)	-
Net Cash Used by Investing Activities	(282)	-

CASH FLOW FROM FINANCING ACTIVITIES
Prepaid offering costs	(16,682)	-
Loan from shareholder – eLearning business	-	1,000
Net Cash (Used) Provided by Financing Activities	(16,682	1,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,233)	(21)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,489	51

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 7,256	$ 30

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

22

Cash paid for:
Interest	$ -	$ -
Income Taxes	$ -	$ -

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2004

(unaudited)

Portfolio company	*	Date of initial investment	Cost	Fair Value

SECURE JOBS, INC.		Oct 2003
(Nurse staffing company)
… 800,000 shares of common stock	15%		$ 100,000	$ 400,000
… Advances for certain cash costs			4,231	4,231

INDEPENDENT ANALYTICS, INC.		Feb 2004
(Affordable housing construction)
… 1,000,000 shares of common stock for services	5%		100	30,000

BRIGHT VENTURES, INC.		Mar 2004
(Oil and gas production acquisitions)
… 850,000 shares of common stock for funding commitment for specific costs of up to $50,000	57%		850	40,000

			$ 105,181	$ 474,231
*Our approximate equity ownership interest in each portfolio company

All investments are U.S. companies and are privately held securities which are restricted from public sale without prior registration under the Securities Act of 1933.

See accompanying notes.

22

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(unaudited)

NOTE A

- BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION – American Enterprise Development Corporation (“the Company”) was incorporated as A Time to Grow, Inc., in Texas on June 28, 2000 for the purpose of developing and delivering online e-Learning products to the consumer market.  At a shareholders meeting held on August 29, 2003 the shareholders voted to abandon the existing business plan, elected to become a business development company under the Investment Company Act of 1940, and approved changing the name of the company to American Enterprise Development Corporation.

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

On December 30, 2003, the Company filed a Form 1-E containing an Offering Circular for an offering of $4,902,000 consisting of preferred stock and warrants.  The offering was amended on January 26, 2004, April 28, 2004, and May 18, 2004.  See Note D below.

On December 1, 2003, the Company acquired all of the issued and outstanding shares of American Development Fund, Inc. for 1,000,000 shares of the common stock of the Company.  American Development Fund, Inc. provides intellectual assets on investment strategies and the evaluation and structuring of early stage investments.  Upon completion of this acquisition, American Development Fund, Inc. became a wholly-owned subsidiary of the Company.  When it was acquired, the only asset of American Development Fund, Inc. was its investment in Secure Jobs, Inc., described under “Investments” in this Note A.

PRINCIPLES OF CONSOLIDATION – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.  All significant intercompany balances and transactions have been eliminated.

CONDITIONS AFFECTING ONGOING OPERATIONS – In the first quarter of 2004, the Company began operating as a business development company, so that it is no longer a development stage company.  Nevertheless, the Company is subject to many of the risks associated with development and early stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to continue to grow through investment opportunities.  The Company has filed a $4.9 million offering under Regulation E as described in Note D below.  The offering is a “best efforts” underwriting, and there is no assurance that any of the offering will be sold.  In the event the Company is unable to obtain additional debt and equity financing, the Company will not be able to continue its current level of operations.  If the Company is unable to continue its operations, the value of the Company’s assets will experience a significant decline in value from the net book values reflected in the accompanying balance sheets.  Because the Company has limited funds, it may need to rely on Goldbridge Capital LLC or other shareholders for funding in order to continue.

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

As a business development company, the bulk of the Company’s assets are investments, and most of them will be in private companies with no publicly available market price.  Business development companies are required to carry investments at fair value.  Generally, the fair value of a private security will initially be based primarily on its original cost to the Company.  Management must evaluate the future operations of the portfolio companies, monitor market conditions and evaluate any new financings that the portfolio companies may have in order to estimate a fair value for our investments in these companies at least quarterly.  If our estimates of the future are incorrect we may fail to record an unrecognized gain or loss, or we may record it later or earlier than we would with a perfect forecast of the future.

INTERIM RESULTS - The accompanying unaudited financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the Company's financial position at March 31, 2004 and the Company's results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003.  Interim period results are not necessarily indicative of the results that may be expected for an entire year.

These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, including the financial statements and notes thereto.

CASH AND CASH EQUIVALENTS – The Company considers all highly liquid debt instruments having maturities of three months or less at the date of purchase to be cash equivalents.

PREPAID EXPENSES – In September 2003, the Company engaged the Professional Directors Institute, Inc. (a company that is 47% owned by Jonathan Gilchrist, our Chairman) to provide support for the efforts of the Company’s Board of Directors to follow best corporate governance practices.  The Company has prepaid $3,000 for these services through June 2004.

INVESTMENTS – The Company made a private equity investment of $100,000 in a new venture called Secure Jobs, Inc. which recruits and places nurses in US hospitals in response to the critical nursing shortage that currently exists in the United States.  Our President, Mr. Gilchrist, owns 42.5% of Secure Jobs, Inc. and is one of its founders.  Mr. Michael Gallagher is the President and CEO of Secure Jobs, Inc.  Secure Jobs will recruit nurses primarily from outside of the United States for employment in the United States.  The Company owns a 15% equity ownership interest in Secure Jobs as a result of this investment.  Valuation of equity in private companies is difficult, but as of March 31, 2004 management and the Board of Directors of the Company estimated the fair value to be $400,000 based on the pricing in a subsequent private placement offering of Secure Jobs and on the progress that it has made in executing its business plan.  Nevertheless, Secure Jobs is a development stage company.  Its home office is in Houston, Texas, and in January 2004 it opened four offices in the Ukraine and Russia.  Secure Jobs will need additional capital to fully execute its business plan, and our investment may be lost if it fails to obtain the needed capital.  We expect to invest an additional $100,000 in Secure Jobs from the proceeds of the offering under Regulation E.  The Company has also advanced $4,231 to Secure Jobs on an interim basis.

In February 2004, the Company earned 1,000,000 shares in Independent Analytics, Inc., (“IA”) valued at their par value of $0.0001 per share in return for business advisory services rendered to IA relating to their strategy for growth.  The shares were fully paid and non-assessable when issued.  IA is a privately-owned company based in Dallas, Texas, and is engaged in the construction of affordable housing.  IA has approximately 22,000,000 shares outstanding.  As of March 31, 2004 management and the Board of Directors of the Company estimated the fair value to be $30,000 based on the status of IA’s business implementation and on the fair value (or opportunity cost) of the time expended by the Company’s management in advising IA.

In March 2004, Bright Ventures, Inc. (“BVI”) issued 850,000 shares (valued at par value of $0.001 per share) to the Company in exchange for the Company’s commitment to fund, as an equity investment in BVI, up to $50,000 in certain costs related to implementing BVI’s acquisition strategy.  The shares were fully paid and non-assessable when issued.  BVI plans to acquire producing oil and gas properties and become a public company.  The Company’s funding commitment relates primarily to costs expected to be incurred by BVI in its efforts to become public and are expected to be paid in the third and fourth quarters of 2004.  As the Company invests under its commitment, the Company’s cost basis in BVI stock will increase.  Prior to making its acquisitions, the Company’s shares represent 57% of BVI’s stock.  Based on the progress of BVI towards one or more letters of intent to acquire producing interests and based on the value to BVI of the Company’s commitment, management and the Board of Directors of the Company estimated fair value to be $40,000 as of March 31, 2004.

Investment Risk-The Company’s investments potentially subject the Company to various levels of risk associated with economic changes, interest rate fluctuations, political events, war and terrorism, and  operating conditions beyond the control of the Company. Consequently, management’s judgment as to the level of losses that currently exist or may develop in the future, if any, involves the consideration of current and anticipated conditions and their potential effects on the Company’s investments. Due to the level of risk associated with investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term could materially impact the value of the amounts reflected in the accompanying financial statements,  Investments are carried at fair value as determined in good faith by or under the direction  of management and  the Board of Directors of the Company based on information and using valuation methodologies considered appropriate and reliable by management and the Board.  Generally, the fair value of a private security will initially be based primarily on its original cost to the Company.  Cost will be the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of the portfolio company’s operations, changes in general market conditions, subsequent financings, independent valuations or the availability of market quotations) provide a basis for value other than cost.  Management and the Board believe that the methods used to value the investments reflected in the accompanying financial statements have been valued appropriately and that the values reflected herein have been calculated in accordance with generally accepted accounting principles. However, losses may occur, which may be material to the financial condition of the Company and proceeds, if any, from the disposition of securities could differ significantly from the values reflected herein.

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

CONCENTRATIONS OF CREDIT RISK – Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of investments, trade receivables and cash.  The Company places its cash with high credit quality financial institutions.  At times in the future, such amounts may exceed the FDIC limits.

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

INCOME TAXES – Excluding net unrealized gains, the Company has had losses since inception and, therefore, has not been subject to federal income taxes.  As of March 31, 2004 and December 31, 2003 the Company estimates an accumulated net operating loss (“NOL”) carryforward of approximately $270,000 and $221,000, respectively, resulting in a deferred tax asset of approximately $92,000 and $74,000, respectively.  These carryforwards begin to expire in 2020.  Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.  A valuation allowance has been established to fully offset the deferred tax assets.

When unrealized gains are included, the Company would have cumulative income.  Therefore, deferred income taxes on net unrealized gains have been provided at a tax rate of 34% to the extent the deferred taxes exceed the NOL carryforward described above.

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS PER SHARE – Per share amounts have been calculated using the weighted average number of shares outstanding during the respective periods, after giving effect to the reverse stock split that occurred on October 9, 2003.  See Note E.

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

22

PER SHARE DATA AND RATIOS –

	For the three months ended March 31, 2004	For the three months ended March 31, 2003

Investment income	$ 0.00	$ nil
Operating expenses	0.02	nil
NET INVESTMENT INCOME (LOSS)	(0.02)	nil

NET UNREALIZED GAINS after deferred taxes	0.15	nil

INCREASE (DECREASE) IN NET ASSET VALUE	0.13	nil

Net asset value (deficit) – beginning of period	(0.03)	0.01

Net asset value – end of period	$ 0.10	$ 0.01

Weighted average number of shares	2,126,663	1,093,331

Ratios –
Total return to net asset value	Not meaningful	Not meaningful
Net investment income to average net assets	Not meaningful	Not meaningful
Operating expenses to average net assets	Not meaningful	Not meaningful

NOTE B - PROPERTY AND EQUIPMENT

At March 31, 2004, the Company owned a computer and related display equipment.  The Company currently rents no office space, but has office space available through its principal shareholder.

NOTE C - LOANS FROM SHAREHOLDERS

The Company’s chairman, Jonathan Gilchrist, paid $30,000 of the Company’s obligation to acquire its initial course licenses during 2000 and loaned the Company $5,255 during 2001, an additional $3,000 in 2002, and $4,350 in 2003.  The loan, which was secured by all of the Company’s eLearning assets, was exchanged for those assets on December 31, 2003.

In September 2003, the Internet Business Factory, Inc., committed to loan up to $250,100 to the Company under a note due on or before June 30, 2004 bearing interest at the annual rate of six percent.  As of December 31, 2003, the Company had drawn $250,097 on this commitment.  The Company plans to repay this loan from the proceeds of its anticipated $4,902,000 offering under Regulation E that was initially filed on December 30, 2003.

NOTE D - OFFERING UNDER REGULATION E

The Company is offering for sale 817,000 Units at $6.00 per Unit for a total offering amount of $4,902,000.  Each Unit consists of one share of $0.0006 par value Class A preferred stock (“Preferred Stock”) and two Unit Warrants.  Each share of Preferred Stock is convertible into two shares of $0.0003 par value voting common stock at any time at the option of the holder and holds two votes on all matters submitted to the shareholders for approval.  The Company can require such conversion under certain conditions.  Each Unit Warrant permits the purchase, for a two-year period commencing August 1, 2005, of one share of $0.0003 par value Class B, non-voting common stock at $4.00 per share, subject to certain restrictions.  The minimum purchase in the Offering is 1,000 Units at $6.00 per Unit for $6,000.  The minimum purchase for an IRA account is 500 Units for $3,000.  The Units are being offered and sold by the Company to the public pursuant to an exemption from registration under the Securities Act pursuant to Regulation E.  A minimum of 330,000 Units must be sold before any funds can be received by the Company.

This Offering is being made on a best efforts basis by the Company’s underwriter, Investors Capital Corporation (the “Underwriter”) with executive offices at 230 Broadway East, Lynnfield, MA 01940.  The Company will pay to the Underwriter an underwriting discount equal to ten percent (10%) of the Offering price of the securities.  In addition, the Company will pay to the Underwriter three percent (3%) and one percent (1%) of the Offering price of the securities as a non-accountable expense allowance and as a closing fee, respectively.  As of December 31, 2003 the Company had prepaid $40,000 toward the non-accountable expense allowance.  During the first three months of 2004, attorney fees, state fees and NASD fees totaling $16,682 were paid and capitalized as prepaid offering costs.

NOTE E - REVERSE STOCK SPLIT

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

NOTE F - OTHER RELATED PARTY TRANSACTIONS

During 2003, the Company entered into the following transactions with certain directors, executive officers or shareholders who own beneficially more than 5% of the Company’s shares, or members of the immediate family of any of those persons, or other entities in which such persons beneficially own more than 5%:

On August 29, 2003 the Board of Directors approved an employment agreement for Jonathan Gilchrist.  Under the terms of the Agreement, filed with the SEC as an Exhibit to the Company’s report on Form 8-K dated August 29, 2003, Mr. Gilchrist will receive compensation of $8,000 per month beginning in October, 2003.  His compensation for February and March 2004 have not been paid, but have been accrued.

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

The Company’s Chairman, Jonathan Gilchrist, had loaned a total of $42,605 to the Company from inception through August 29, 2003.  The loan, which was secured by all of the Company’s eLearning assets, was exchanged for those assets on December 31, 2003.  The Company recognized a $10,673 impairment loss in reducing the carrying value of the assets to equal the loan balance.

NOTE G - SHAREHOLDERS’ (DEFICIT) EQUITY

The following transactions affected the number of shares issued or authorized in 2003, in addition to the reverse stock split described in Note E above:

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

On December 22, 2003, the Board authorized the Company to issue up to 1,000,000 shares of Class A Preferred Stock.  Each share of Class A Preferred Stock would hold the right to two votes on any matters submitted to the shareholders for a vote.  Each share of Class A Preferred Stock is convertible at the holder’s option at any time into two shares of voting Common Stock as adjusted for any further stock splits, stock dividends, or recapitalizations.  The Class A Preferred Stock will be adjusted for further stock splits, stock dividends, mergers, consolidations, recapitalizations and the like.  The Class A Preferred Stock is senior to all other equity securities as to (i) distribution of assets equal to $3.00 per Class A Preferred share held upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, (ii) payment of dividends and other distributions, and (iii) redemptions.  Conversion of the Class A Preferred Stock may occur at the election of the Company 30 business days following any date on which the closing price of Common Stock has equaled or exceeded $5.00 for 20 of the last 25 trading days.  If not previously converted at the option of the holder or the Company, each share of Preferred Stock will automatically convert to Common Stock on the fifth anniversary of the Closing Date of the Offering.  The Company does not anticipate that dividends will be paid on the Preferred Stock.  There is no coupon on the Preferred Stock and no dividend accumulation rights.

The Class B Common Stock has no voting rights.  In all other respects, the rights and privileges of the two classes of common stock are identical.

The Company has neither granted nor issued any options, warrants, or other contingent securities.

22

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

We were incorporated on June 28, 2000 as a Texas Corporation.  Our principal office is located at 1240 Blalock Road, Suite 150, Houston, Texas 77055.  Any reference in this document to “the Company,” "our", “we” or “us” refers to American Enterprise Development Corporation. Our original business plan was to provide Web based courses and services designed to meet the training needs of individuals, businesses and organizations.  On August 29, 2003 our shareholders voted to abandon that plan and directed the management to become a business development company under the Investment Company Act of 1940.  We function as a small venture capital fund focused on the financing needs of small early stage, start-up, and development stage businesses.  Most investments will be made in the form of debt and/or equity in private companies and some public companies with limited liquidity and no ready access to capital.  We effectively began active operations as a business development company on January 1, 2004; prior to that time we were a development stage company.

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

We follow financial accounting and reporting policies that are in accordance with generally accepted accounting principles as more fully discussed in our Form 10-KSB for the year ended December 31, 2003.  Not all significant accounting policies require management to make difficult, subjective, or complex judgments.  However, the policies noted below could be deemed to meet the SEC’s definition of critical accounting policies.

Evaluation as a going concern – As reflected in the accompanying financial statements, we have incurred continuing realized losses, have limited operations and limited liquidity.  These matters, among others, indicate that we may not remain a going concern in the future.  Because of this, management is required to evaluate routinely many business decisions that may impact our ongoing operations.  Depending upon decisions made by management and our board of directors, we may not remain a going concern in the future.  If we do not remain a going concern, our shareholders and creditors will likely not receive a return of their investment or payment for outstanding goods or services.

Fair value of Investments – As a business development company, the bulk of our assets are investments, and most of them will be in private companies with no publicly available market price.  Management must evaluate the future operations of these businesses, monitor market conditions and evaluate any new financings that these portfolio companies may have in order to estimate a fair value for our investments in these companies.  If our estimates of the future are incorrect we may fail to record an unrecognized gain or loss, or we may record it later or earlier than we would with a perfect forecast of the future.

As of March 31, 2004, we had a cash balance of $7,256 and prepaid expenses of $3,000.  We had made a $100,000 equity investment in a private company and had advanced that company an additional $4,231.  In addition, we had earned stock in two other private companies issued at par value totaling $950.  Our review of these three investments as of March 31, 2004 indicated a fair value of $474,231.  Office equipment had a net book value of $4,858.  We had also prepaid $56,682 of costs related to our planned public offering under Regulation E.  Our liabilities consisted primarily of a note due to a shareholder, the Internet Business Factory, Inc., which is the company that first incubated us and continues as a shareholder.  Under this note we have borrowed $250,097; the principal is to repaid no later than June 30, 2004 and bears simple interest at an annual rate of 6%.  These funds are intended to begin our operations as a business development company and to pay for our costs while we attempt to complete a $4.9 million offering under Regulation E.  In addition, we owed $35,280 in accounts and accrued payables and $7,743 in accrued interest as of March 31, 2004.

Although it is our assessment that our investments have increased in fair value, they are not liquid.  If we are not able to raise sufficient capital, we may not be able to successfully implement our new business plan.  We may need to depend upon shareholder loans or capital investments to fund operations.

Results of Operations

For the three months ended March 31, 2004 our investment income consisted of the shares earned from two private companies with a total value when issued of $950 based on par value.  Our operating costs for the period totaled $49,907, consisting primarily of salary for our President, fees for an Investor Relations firm, interest on our debt to the Internet Business Factory Inc., and travel costs.  Based on our estimate of fair value for our investments, we had an unrealized gain in the period of $369,050.  After providing for deferred tax expense on the unrealized gain to the extent that it exceeds our tax loss carryforward, we recorded a Net Increase In Net Assets From Operations of $286,338 or $0.13 per share.  In the comparable period in 2003, we incurred $4,960 in expenses with no income or gains, resulting in a loss of less than $0.01 per share.

Portfolio Investments

Investments are carried at fair value as determined in good faith by or under the direction of our Board of Directors.  Generally, the fair value of a private security will initially be based primarily on our original cost.  Cost will be the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of the portfolio company’s operations, changes in general market conditions, subsequent financings, independent valuations or the availability of market quotations) provide a basis for value other than cost.  Proceeds from disposition of securities could differ significantly from their estimated fair value.

Secure Jobs Inc. – In October 2003, we made a private equity investment of $100,000 in a new venture called Secure Jobs, Inc. (“Secure Jobs”) which recruits and places nurses in U.S. hospitals in response to the critical nursing shortage that currently exists in the United States.  Our President, Mr. Gilchrist, owns 38.5% of Secure Jobs and is one of its founders.  Mr. Michael Gallagher is the President and CEO of Secure Jobs.  Secure Jobs will recruit nurses primarily from outside of the United States for employment in the United States.  We own 800,000 shares, or approximately 15% of the equity in Secure Jobs.  Valuation of equity in private companies is difficult, but as of March 31, 2004 management and the Board of Directors estimated the fair value to be $0.50 per share or $400,000 based on the pricing in a subsequent private placement offering of Secure Jobs and on the progress that Secure Jobs has made in executing its business plan.  Nevertheless, Secure Jobs is a development stage company.  Its home office is in Houston, Texas, and in January 2004 it opened four offices in the Ukraine and Russia.  It now has over 200 licensed nurses or doctors studying medical English in its overseas offices in order to sit for U.S. nurse licensing examinations.  Secure Jobs will need additional capital to fully execute its business plan, and our investment may be lost if it fails to obtain the needed capital.  Under its recent private placement priced at $0.75 per share, Secure Jobs has raised an additional $100,000 with oral commitments for another $150,000, thereby oversubscribing its planned offering by $100,000.  We expect to invest an additional $100,000 in Secure Jobs from the proceeds of the offering under Regulation E.  We have also advanced $4,231 to Secure Jobs on an interim basis.

Independent Analytics, Inc. - In February 2004, we earned 1,000,000 shares in Independent Analytics, Inc., (“IA”) valued at their par value of $0.0001 per share in return for business advisory services rendered to IA relating to their strategy for growth.  The shares were fully paid and non-assessable when issued.  IA is a privately-owned company based in Dallas, Texas, and is engaged in the construction of affordable housing.  IA has approximately 22,000,000 shares outstanding.  As of March 31, 2004 we estimated the fair value to be $30,000 based on the status of IA’s business implementation and on an imputed economic “cost” for the amount of time we committed to advising IA.

Bright Ventures, Inc. - In March 2004, Bright Ventures, Inc. (“BVI”) issued to us 850,000 shares (valued at par value of $0.001 per share) in exchange for our commitment to fund up to $50,000 in certain costs relating to the implementation of BVI’s acquisition strategy.  The shares were fully paid and non-assessable when issued.  BVI plans to acquire producing oil and gas properties and become a public company.  Prior to BVI making any of its acquisitions, our shares represent 57% of BVI’s stock.  Based on the progress of BVI towards one or more letters of intent to acquire producing interests and based on the expected costs to be funded under our commitment, we estimated fair value to be $40,000 as of March 31, 2004.

Liquidity and Capital Resources

As of March 31, 2004, we had total assets of $546,027 and $326,875 in liabilities.  As of December 31, 2003 we had total assets of $189,561 and $246,747 in liabilities.  We had a Net Increase In Net Assets From Operations of $286,338 for the three months ended March 31, 2004 and a $4,960 Net Decrease In Net Assets From Operations for the comparable period in 2003.  Negative cash flow from operating activities for the three months ended March 31, 2004 was $10,269; for the comparable period in 2003, negative cash flow from operating activities was $1,021.

In 2003 we borrowed $250,097 from the Internet Business Factory, Inc., to begin our operations as a business development company and to finance our costs while we attempt to conduct the public offering under Regulation E.  Under the note, the principal is to repaid no later than June 30, 2004 and bears simple interest at an annual rate of 6%.

Under Regulation E we are offering for sale 817,000 Units at $6.00 per Unit for a total offering amount of $4,902,000.  Each Unit consists of one share of $0.0006 par value Class A preferred stock (“Preferred Stock”) and two Unit Warrants.  Each share of Preferred Stock is convertible into two shares of $0.0003 par value voting common stock at any time at the option of the holder and holds two votes on all matters submitted to the shareholders for approval.  We can require such conversion under certain conditions.  Each Unit Warrant permits the purchase, for a two-year period commencing August 1, 2005, of one share of $0.0003 par value Class B, non-voting common stock at $4.00 per share, subject to certain restrictions.  The minimum purchase in the Offering is 1,000 Units at $6.00 per Unit for $6,000.  The minimum purchase for an IRA account is 500 Units for $3,000.  The Units are being offered and sold by the Company to the public pursuant to an exemption from registration under the Securities Act pursuant to Regulation E.  A minimum of 330,000 Units must be sold before any funds can be received by the Company.

This Offering is being made on a best efforts basis by the Company’s underwriter, Investors Capital Corporation (the “Underwriter”) with executive offices at 230 Broadway East, Lynnfield, MA 01940.  The Company will pay to the Underwriter an underwriting discount equal to ten percent (10%) of the Offering price of the securities.  In addition, the Company will pay to the Underwriter three percent (3%) and one percent (1%) of the Offering price of the securities as a non-accountable expense allowance and as a closing fee, respectively.  As of December 31, 2003 the Company had prepaid $40,000 toward the non-accountable expense allowance.  During the first three months of 2004, attorney fees, state fees and NASD fees totaling $16,682 were paid and capitalized as prepaid offering costs.

Our current expenditure demands primarily relate to our efforts to conduct our Regulation E offering and to fulfill our regulatory reporting requirements.  If expenditures exceed our cash available prior to receiving funds from the offering, we will need to rely on financing from our shareholders or other external sources, which are limited.

We will have to succeed in our financing activities in the months ahead in order to execute on our new business plan and to continue in business.  Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  Although it is our assessment that our investments have increased in fair value, they are not liquid.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by our investing activities, and until then, we intend to rely upon external sources for liquidity.  As of March 31, 2004, our sources of external and internal financing are limited.  Our primary source of capital is the Internet Business Factory, Inc.

Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we do not have significant cash or other material liquid assets in excess of the needs related to conducting our planned offering, nor do we have an established source of revenue sufficient to cover our operating costs and to allow us to continue as a going concern.  We may, in the future, experience significant fluctuations in our results of operations.   We will be required to obtain additional debt and equity financing or our illiquidity could suppress the value and price of our shares if and when a market for those shares becomes active.  However, our offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of our business plan.  Our current working capital is not sufficient to cover cash requirements for 2004 or to bring us to a positive cash flow position.  It is possible that we will never become profitable and will not be able to continue as a going concern.

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

22

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

22

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

Filed herewith:

Exhibit No. 31.1 – Certification Pursuant to 302 of the Sarbanes-Oxley Act of 2002

Exhibit No. 31.2 – Certification Pursuant to 302 of the Sarbanes-Oxley Act of 2002

Exhibit No. 32 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Form 8-K/A dated February 17, 2004 amending Form 8-K filed on December 16, 2003, to provide audited financial statements of an acquisition and pro forma financial statements including the acquisition.

22

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Enterprise Development Corporation (Registrant)

By ___/s/ Jonathan C. Gilchrist, President______ (Signature and Title)

Date: May 21, 2004

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By ___/s/ James Carroll, Acting Principal Accounting Officer__ (Signature and Title)

Date: May 21, 2004

22