Form 10QSB
period 2004-06-30
A TIME TO GROW INC
filed 2004-08-23
CIK 1136725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,126,663 as of August 1, 2004.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

3

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS

Investments at fair value (cost $157,081 and $103,949 respectively)	$ 594,231	$ 103,949
Cash and cash equivalents	531	34,489
Prepaid expenses – related parties	-	6,000
Office equipment	5,300	5,300
Less: accumulated depreciation	(707)	(177)
Other assets – prepaid offering costs	63,534	40,000

TOTAL ASSETS	$ 662,889	$ 189,561

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Loan from shareholder	$ 250,097	$ 250,097
Accrued interest payable - shareholder	11,474	4,012
Accrued salaries and professional fees	65,000	-
Accounts payable	13,286	2,638
Deferred income taxes	57,598	-
TOTAL LIABILITIES	397,455	256,747

SHAREHOLDERS' EQUITY (DEFICIT):
Preferred Stock – See Note G	-	-
Common stock $0.0003 par value, 40,000,000 shares authorized, 2,126,663 shares issued and outstanding	638	638
Common Stock, Class B – See Note G	-	-
Additional paid-in capital	152,989	152,989
Deficit accumulated during the development stage	(220,813)	(220,813)
Retained earnings	332,620	-
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	265,434	(67,186)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 662,889	$ 189,561

NET ASSET VALUE (DEFICIT) PER SHARE	$ 0.12	$ (0.03)

See accompanying notes.

3

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	3 months	3 months	6 months	6 months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003

INVESTMENT INCOME:
Fees paid by portfolio companies in stock	$ 51,900	$ -	$ 52,850	$ -
TOTAL INVESTMENT INCOME	51,900	-	52,850	-

OPERATING EXPENSES:
Operating and organizational costs	1,381	21	5,245	42
General and administrative	17,498	1,000	32,545	3,300
Depreciation expense	265	-	530	-
Related party expenses:
… General and administrative	27,000	-	54,000	-
… Amortization expense	-	2,639	-	5,278
… Interest expense - shareholder	3,731	-	7,462	-
TOTAL OPERATING EXPENSES	49,875	3,660	99,782	8,620

INVESTMENT INCOME (LOSS), NET	2,025	(3,660)	(46,932)	(8,620)

UNREALIZED GAINS ON INVESTMENTS, NET	68,100	-	437,150	-
Less: Deferred income taxes on unrealized gains	23,843	-	57,598	-

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS	$ 46,282	$ (3,660)	$ 332,620	$ (8,620)

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS PER SHARE	$ 0.02	$ nil	$ 0.16	$ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,126,663	1,093,331	2,126,663	1,093,331

See accompanying notes.

3

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (DEFICIT)

FOR THE SIX MONTHS ENDED June 30, 2004

(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Retained Earnings	Total

BALANCE, December 31, 2003	2,126,663	$ 638	$ 152,989	$ (220,813)	$ -	$ (67,186)

Net increase in net assets from operations	-	-	-	-	332,620	332,620

BALANCE, June 30, 2004	2,126,663	$ 638	$ 152,989	$ (220,813)	$ 332,620	$ 265,434

See accompanying notes.

3

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

6 months	6 months
ended	ended
June 30,	June 30,
2004	2003
CASH FLOW FROM OPERATING ACTIVITIES
Net change in net assets from operations	$ 332,620	$ (8,620)
Adjustments to reconcile net change in net assets to net cash uused used by used by operating activities:
… Unrealized gains on investments, net	(437,150)	-
… Deferred income taxes on unrealized gains	57,598	-
… Fees paid by portfolio companies in their stock	(52,850)	-
… Depreciation and amortization	530	5,278
… Changes in Operating Assets and Liabilities:
…… Prepaid expenses – related parties	6,000	-
…… Accrued interest and payables	83,110	-1,300
Net Cash Used by Operating Activities	(10,142)	(3,342)

CASH FLOW FROM INVESTING ACTIVITIES
Secure Jobs Inc. – additional advances	(282)	-
Net Cash Used by Investing Activities	(282)	-

CASH FLOW FROM FINANCING ACTIVITIES
Prepaid offering costs	(23,534)	-
Loan from shareholder – eLearning business	-	3,350
Net Cash Provided (Used) by Financing Activities	(23,534)	3,350

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(33,958)	8

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,489	51

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 531	$ 59

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
… Interest	$ -	$ -
… Income Taxes	$ -	$ -

See accompanying notes.

3

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2004

(unaudited)

Portfolio company	*	Date of initial investment	Cost	Fair Value

SECURE JOBS, INC.
(Nurse staffing company)		Oct 2003
… 900,000 shares of common stock	16%		$ 150,000	$ 450,000
… Advances for certain cash costs			4,231	4,231

INDEPENDENT ANALYTICS, INC.
(Affordable housing construction)		Feb 2004
… 1,000,000 shares of common stock for services	5%		100	30,000

BRIGHT VENTURES, INC.
(Oil and gas production acquisitions)		Mar 2004
… 850,000 shares of common stock for funding commitment for specific costs of up to $50,000	57%		850	40,000

MEMBERTRONICS, INC.
(Financial services company)		Apr 2004
… 1,000,000 shares of common stock for services	20%		1,000	30,000

REIMBURSEMENT SERVICES CORPORATION
(Medical billing service acquisitions)		Jun 2004
… 900,000 shares of common stock for funding commitment for specific costs of up to $50,000	58%		900	40,000

			$ 157,081	$ 594,231
*Our approximate equity ownership interest in each portfolio company

All investments are U.S. companies and are privately held securities which are restricted from public sale without prior registration under the Securities Act of 1933.

See accompanying notes.

3

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

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

On December 30, 2003, the Company filed a Form 1-E containing an Offering Circular for an offering of $4,902,000 consisting of preferred stock and warrants.  The offering was amended on January 26, 2004, April 28, 2004, May 18, 2004, and June 28, 2004. Through the date of this for 10QSB, the Company has not received or escrowed any funds as a result of the issuance of this offering circular. See Note D below.

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

CONDITIONS AFFECTING ONGOING OPERATIONS – In the first quarter of 2004, the Company began operating as a business development company, so that it is no longer a development stage company.  Nevertheless, the Company is subject to many of the risks associated with development and early stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to continue to grow through investment opportunities.  The Company has filed a $4.9 million offering under Regulation E as described in Note D below.  The offering is a “best efforts” underwriting, and there is no assurance that any of the offering will be sold.  In the event the Company is unable to obtain additional debt or equity financing, the Company will not be able to continue its current level of operations.  If the Company is unable to continue its operations, the value of the Company’s assets will experience a significant decline in value from the values currently reflected in the accompanying balance sheets.  Because the Company has limited funds, it will need to rely on funding, if available from Goldbridge Capital LLC or other shareholders in order to continue its limited operations.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain positive cash flows from operations and profits. Through June 30, 2004, the Company has not earned cash profits from any sources. The Company has received restricted, illiquid stock in exchange for services it has provided to several of the Company’s portfolio investment companies which are now reflected on the accompanying balance sheets at the board of directors’ best estimate of fair value. Because the shares of stock received for its services are restricted by the issuing enterprise, the Company is limited in its ability to sell the shares. The value of these shares may decline substantially resulting in the Company receiving little or no cash value for their services and investments in these portfolio companies.

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

As a business development company, the  Company’s investments are in private companies with no publicly available market price.  Business development companies are required to carry investments at fair value.  Generally, the fair value of a private security will initially be based primarily on its original cost to the Company.  Management and our board of directors must evaluate the actual and expected future operations of the portfolio companies, monitor market conditions and evaluate any new financings or other significant events that the portfolio companies may sustain in order to estimate a fair value for our investments in these companies at least quarterly.  If our estimates of the future differ from actual events in the future, for any reason, we may fail to record an unrecognized gain or loss, or we may record it later or earlier than we would with a perfect forecast of the future.  Because these investments are restricted and illiquid, even if the Company correctly estimates a fair value for an investment today, that investment could lose some or all of its value in the near future without our realizing any benefit from our investments or recognizing any cash proceeds from the sale of these investments. If, in the future, we determine that a loss has occurred in any of our investments, that loss will be reflected as a reduction in the value of our investments on our consolidated balance sheet, and the reduced values will negatively impact our earnings and be reflected as a loss on our statements of operations.

INTERIM RESULTS - The accompanying unaudited financial statements of the Company reflect, in the opinion of management, all adjustments necessary to present fairly the Company's financial position at June 30, 2004 and the Company's results of operations and cash flows for the three- and six-month periods ended June 30, 2004 and 2003.  Interim period results are not necessarily indicative of the results that may be expected for an entire year.

These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, including the financial statements and notes thereto.

CASH AND CASH EQUIVALENTS – The Company considers all highly liquid debt instruments having maturities of three months or less at the date of purchase to be cash equivalents.

PREPAID EXPENSES – In September 2003, the Company engaged the Professional Directors Institute, Inc. (a company that is 47% owned by Jonathan Gilchrist, our Chairman) to provide support for the efforts of the Company’s Board of Directors to follow best corporate governance practices.  The Company prepaid for these services through June 2004.

INVESTMENTS – In October 2003, American Development Fund, Inc., made a private equity investment of $100,000 in a new venture called Secure Jobs, Inc. (Secure Jobs) which recruits and plans to place nurses in U.S. hospitals in response to the critical nursing shortage that currently exists in the United States.  Our President, Mr. Gilchrist, owns 30.4% of Secure Jobs and is one of its founders; the President of Goldbridge Capital LLC, our Investment Adviser, owns 3.5% of Secure Jobs.  Mr. Michael Gallagher is the President, CEO and largest shareholder of Secure Jobs, Inc.  Secure Jobs recruits nurses primarily from outside of the United States for employment in the United States.  In the second quarter of 2004, Secure Jobs issued an additional 100,000 shares to American Development Fund, Inc., for consulting services.  The Company currently owns a 16% equity ownership interest in Secure Jobs.  Valuation of equity in private companies such as Secure Jobs is difficult, but as of June 30, 2004 the Board of Directors of the Company estimated the fair value of Secure Jobs to be $450,000 based on the pricing in a subsequent private placement offering of Secure Jobs under which it has raised $445,000 through August 16, 2004 and on the progress that it has made in executing its business plan. Secure Jobs is a development stage company with unaudited net book value of approximately $92,000 as of June 30, 2004.  Its home office is in Houston, Texas; in January 2004 it opened four offices in the Ukraine and Russia.  Secure Jobs will need additional capital to fully execute its business plan, and our investment may be lost if it fails to obtain the needed capital, implement its business plan, and achieve profitability.  We expect to invest an additional $300,000 in Secure Jobs from the proceeds, if any, of the offering under Regulation E. However, we may not be successful in obtaining any proceeds from our offering, and if so, we will be unable to make this additional investment in Secure Jobs. The Company has also advanced $4,231 to Secure Jobs on an interim basis. We do not anticipate receiving any dividends from this company within the next 12 months nor do we expect to liquidate this investment in the foreseeable future. In the event this company is unsuccessful in implementing its business plan and achieving profitability, it is probable that our investment in this company will be lost.

In February 2004, the Company earned 1,000,000 restricted and illiquid shares of stock in Independent Analytics, Inc., (“IA”) which we initially recorded at their par value of $0.0001 per share in return for business advisory services rendered to IA relating to their strategy for growth.  The shares were fully paid and non-assessable when issued.  IA is a privately-owned company based in Dallas, Texas, and is engaged in the construction of affordable housing.  IA has approximately 22,000,000 shares outstanding.  As of June 30, 2004 the Board of Directors of the Company estimated the fair value of these shares to be $30,000 based on the status of IA’s business implementation and on the fair value (or opportunity cost) of the time expended by the Company’s management in advising IA. We do not anticipate receiving any dividends from this company nor do we expect to liquidate this investment in the foreseeable future. In the event this company is unsuccessful in implementing its business plan and achieving profitability, it is probable that our investment in this company will be lost.

In March 2004, Bright Ventures, Inc. (“BVI”) issued 850,000 restricted and illiquid shares of stock, which we initially recorded at their par value of $0.001 per share in exchange for the Company’s commitment to fund, as an equity investment in BVI, up to $50,000 in certain costs related to implementing BVI’s acquisition strategy.  The shares were fully paid and non-assessable when issued.  BVI plans to acquire producing oil and gas properties, some of which may be acquired from a related party, and become a public company. However, if our efforts to raise additional capital are unsuccessful, we may be unable to pay the $50,000 commitment, and without adequate funding, the business plan of BVI may not be achieved. The Company’s funding commitment relates primarily to costs expected to be incurred by BVI in its efforts to become public and are expected to be paid primarily in the fourth quarter of 2004.  As the Company invests under its commitment, the Company’s cost basis in BVI stock will increase.  Prior to making its acquisitions, the Company’s shares represent 57% of BVI’s stock.  Based on the progress of BVI towards one or more letters of intent to acquire producing interests and based on the value to BVI of the Company’s commitment, the Board of Directors of the Company estimated fair value to be $40,000 as of June 30, 2004. We do not anticipate receiving any dividends from this company nor do we expect to liquidate this investment prior to the effective date of its planned registration statement. In the event this company is unsuccessful in implementing its business plan and achieving profitability, it is probable that our investment in this company will be lost.

In April 2004, the Company earned 1,000,000 restricted and illiquid shares of stock in Membertronics, Inc., (“MI”) which we initially recorded at their par value of $0.001 per share in return for business advisory services which we rendered to MI relating to development of their business strategy and plans.  The shares were fully paid and non-assessable when issued.  MI is a privately-owned company based in Houston, Texas, and is developing a set of financial services specifically for credit union customers.  MI has approximately 5,000,000 shares outstanding.  As of June 30, 2004 the Board of Directors of the Company estimated the fair value to be $30,000 based on the status of MI’s business implementation and on the fair value (or opportunity cost) of the time expended by the Company’s management in advising MI. We do not anticipate receiving any dividends from this company nor do we expect to liquidate this investment in the foreseeable future. In the event this company is unsuccessful in implementing its business plan and achieving profitability, it is probable that our investment in this company will be lost.

In June 2004, Reimbursement Services Corporation (“RSC”) issued 900,000 shares of restricted and illiquid stock which we initially recorded at their par value of $0.001 per share to the Company in exchange for the Company’s commitment to fund, as an equity investment in RSC, up to $50,000 in certain costs related to implementing RSC’s acquisition strategy.  The shares were fully paid and non-assessable when issued.  RSC plans to acquire medical billing operations and become a public company.  However, if our efforts to raise additional capital are unsuccessful, we may be unable to pay the $50,000 commitment, and without adequate funding, the business plan of RSC may not be achieved The Company’s funding commitment relates primarily to costs expected to be incurred by RSC in its efforts to become public and are expected to be paid primarily in the fourth quarter of 2004.  As the Company invests under its commitment, the Company’s cost basis in RSC stock will increase.  Prior to making its acquisitions, the Company’s shares represent 58% of RSC’s stock.  Based on the progress of RSC towards one or more letters of intent to acquire billing operations and based on the value to RSC of the Company’s commitment, the Board of Directors of the Company estimated fair value to be $40,000 as of June 30, 2004. . We do not anticipate receiving any dividends from this company nor do we expect to liquidate this investment prior to the effective date of its planned registration statement. In the event this company is unsuccessful in implementing its business plan and achieving profitability, it is probable that our investment in this company will be lost

Investment Risk - The Company’s investments potentially subject the Company to various levels of risk associated with economic changes, interest rate fluctuations, political events, war and terrorism, and operating conditions beyond the control of the Company. Consequently, management’s judgment as to the level of losses that currently exist or may develop in the future, if any, involves the consideration of current and anticipated conditions and their potential effects on the Company’s investments. Due to the level of risk associated with investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term could materially impact the value of the amounts reflected in the accompanying financial statements.  Investments are carried at fair value as determined in good faith by or under the direction of our Board of Directors of the Company based on information and using valuation methodologies considered appropriate and reliable by the Board.  Generally, the fair value of a private security will initially be based primarily on its original cost to the Company.  Cost will be the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of the portfolio company’s operations, changes in general market conditions, subsequent financings, independent valuations or the availability of market quotations) provide a basis for value other than cost.  The Board believes that the methods used to value the investments reflected in the accompanying financial statements have been valued appropriately and that the values reflected herein have been calculated in accordance with generally accepted valuation methods which result in valuations in our financial statements being recorded in accordance with generally accepted accounting principles. However, losses may occur, which may be material to the financial condition of the Company and proceeds, if any, from the disposition of securities could differ significantly from the values reflected herein.  In particular, early stage and seed round investments in private companies, which is the focus of the Company, are typically in illiquid restricted securities with no current market and therefore no market prices or comparables are available upon which to base our estimates.  These portfolio companies are often development stage with no operations and no positive cash flow.  These factors, among others, make determination of fair value more difficult and subject to significant  judgment errors by our board of directors.

PROPERTY AND EQUIPMENT – Property and equipment is carried at original cost or adjusted to net realizable value, as applicable.  Maintenance and repair costs are charged to expense as incurred.  When assets are sold or retired, the remaining costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income.  For financial reporting purposes, depreciation of property and equipment is provided using the straight-line method based upon the expected useful lives of each class of assets.  Estimated useful lives of assets are as follows:  Furniture and fixtures five to seven years; computers and other office equipment three to five years.

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

REVENUE RECOGNITION – As a business development company, our revenue will be recognized primarily based on security transactions and related income.  Security transactions are accounted for on a trade date basis.  Net realized gains or losses on sales of securities are determined on the specific identification method.  Interest income and expenses are recognized on the accrual basis.  Dividend income is recorded on cumulative preferred equity securities on an accrual basis to the extent that such amounts are expected to be collected and on common equity securities on the record date for private companies or on the ex-dividend date for publicly traded companies.  We assess the collectibility of dividends and interest income receivables in connection with our determination of the fair value of the related security.  To the extent that there are adverse future developments, previously recognized dividend and interest income may not be realized. Through June 30, 2004, we had not received any interest or dividend income, or any other form of cash income or revenues, nor have we sold any of our investments, thus we have not recognized any realized gains or losses on our investments. When fees are paid to us by portfolio companies in their stock, in accordance with generally accepted accounting principles, we generally recognize fee income to the extent of par value in the case of a new company or fair value in the case of an existing company, as determined by our board of directors.  Fees paid in shares of the stock of our portfolio companies are both restricted and illiquid thus we may be unable to convert these shares of stock to cash in the future.

OPERATING AND ORGANIZATIONAL COSTS – The Company has categorized those costs that relate to planning, operation, investment due diligence and marketing as “Operating and organizational costs”.  These costs included personnel charges for planning and marketing, travel, meeting costs and operating activities.

INCOME TAXES – Excluding net unrealized gains, the Company has had losses since inception and, therefore, has not been subject to federal income taxes.  As of June 30, 2004 and December 31, 2003 the Company estimates an accumulated net operating loss (“NOL”) carryforward of approximately $268,000 and $221,000, respectively, resulting in a deferred tax asset of approximately $91,000 and $74,000, respectively.  These carryforwards begin to expire in 2020.  Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.

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

PER SHARE DATA AND RATIOS –

	For the six months ended June 30, 2004	For the six months ended June 30, 2003

Investment income	$ 0.025	$ nil
Operating expenses	0.047	0.008
NET INVESTMENT INCOME (LOSS)	(0.022)	(0.008)

NET UNREALIZED GAINS after deferred taxes	0.178	nil

INCREASE (DECREASE) IN NET ASSET VALUE	0.156	(0.008)

Net asset value (deficit) – beginning of period	(0.031)	0.019

Net asset value – end of period	$ 0.125	$ 0.011

Weighted average number of shares	2,126,663	1,093,331

Ratios –
Total return to net asset value	Not meaningful	Not meaningful
Net investment income to average net assets	Not meaningful	Not meaningful
Operating expenses to average net assets	Not meaningful	Not meaningful

NOTE B - PROPERTY AND EQUIPMENT

At June 30, 2004, the Company owned a computer and related display equipment.  The Company currently rents no office space, but has office space available through its principal shareholder.

NOTE C - LOANS FROM SHAREHOLDERS

The Company’s chairman, Jonathan Gilchrist, paid $30,000 of the Company’s obligation to acquire its initial course licenses during 2000 and loaned the Company $5,255 during 2001, an additional $3,000 in 2002, and $4,350 in 2003.  The loan, which was secured by all of the Company’s eLearning assets, was exchanged for those assets on December 31, 2003.

In September 2003, the Internet Business Factory, Inc., committed to loan up to $250,100 to the Company under a note, as amended, due on or before October 31, 2004 bearing interest at the annual rate of six percent.  As of June 30, 2004 and December 31, 2003, the Company had drawn $250,097 on this commitment.  The Company plans to repay this loan from the proceeds of its anticipated $4,902,000 offering under Regulation E that was initially filed on December 30, 2003.

NOTE D - OFFERING UNDER REGULATION E

The Company is offering for sale 817,000 Units at $6.00 per Unit for a total offering amount of $4,902,000.  Each Unit consists of one share of $0.0006 par value Class A preferred stock (“Preferred Stock”) and two Unit Warrants.  Each share of Preferred Stock is convertible into two shares of $0.0003 par value voting common stock at any time at the option of the holder and holds two votes on all matters submitted to the shareholders for approval.  The Company can require such conversion under certain conditions.  Each Unit Warrant permits the purchase, for a two-year period commencing October 1, 2005, of one share of $0.0003 par value Class B, non-voting common stock at $4.00 per share, subject to certain restrictions.  The minimum purchase in the Offering is 1,000 Units at $6.00 per Unit for $6,000.  The minimum purchase for an IRA account is 500 Units for $3,000.  The Units are being offered and sold by the Company to the public pursuant to an exemption from registration under the Securities Act pursuant to Regulation E.  A minimum of 330,000 Units must be sold before any funds can be received by the Company.

This Offering is being made on a best efforts basis by the Company’s underwriter, Investors Capital Corporation (the “Underwriter”) with executive offices at 230 Broadway East, Lynnfield, MA 01940.  The Company will pay to the Underwriter an underwriting discount equal to ten percent (10%) of the Offering price of the securities.  In addition, the Company will pay to the Underwriter three percent (3%) and one percent (1%) of the Offering price of the securities as a non-accountable expense allowance and as a closing fee, respectively.  As of December 31, 2003 the Company had prepaid $40,000 toward the non-accountable expense allowance.  During the first six months of 2004, attorney fees, state fees, NASD fees, accounting review fees, and roadshow costs totaling $23,534 were paid and capitalized as prepaid offering costs.  If the Offering is not successful, the Company will expense the prepaid offering costs, reducing net asset value and current earnings by the amount of the write off.

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

On August 29, 2003 the Board of Directors approved an employment agreement for Jonathan Gilchrist.  Under the terms of the Agreement, filed with the SEC as an Exhibit to the Company’s report on Form 8-K dated August 29, 2003, Mr. Gilchrist will receive compensation of $8,000 per month beginning in October, 2003.  His compensation for February through June 2004 has not been paid, but has been accrued.

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

NOTE G - SHAREHOLDERS’  EQUITY (DEFICIT)

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

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported.  The Securities and Exchange Commission (“SEC”) has issued guidance for the disclosure of “critical accounting policies”.  The SEC defines critical accounting policies as those that are most important to the presentation of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We follow financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States as more fully discussed in our Form 10-KSB for the year ended December 31, 2003.  Not all significant accounting policies require management to make difficult, subjective, or complex judgments.  However, the policies noted below could be deemed to meet the SEC’s definition of critical accounting policies.

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

Fair value of Investments – As a business development company, the bulk of our assets are investments, and most of them will be in private companies with no publicly available market price.  Management and our board of directors must evaluate the future operations of these businesses, monitor market conditions and evaluate any new financings that these portfolio companies may have in order for the board to estimate a fair value for our investments in these companies.  If our estimates of the future differ from actual events in the future we may fail to record an unrecognized gain or loss, or we may record it later or earlier than we would with a perfect forecast of the future.

As of June 30, 2004, we had a cash balance of $531.  We had made a $100,000 cash equity investment in a private company, had advanced that company an additional $4,231, and earned  restricted and illiquid shares of stock in that company valued at $50,000 ( as determined by our board of directors, based on that company’s current successful private placement sale of securities).  In addition, we had earned restricted and illiquid shares of  stock in four other private companies issued at par value totaling $2,850.  Our review, conducted by our board of directors, of these five investments as of June 30, 2004 indicated a fair value of $594,231. Because these shares of stock are restricted and illiquid, and because the portfolio companies to which these shares of stock relate are start up enterprises and have not yet achieved profitability or positive cash flows, our valuation of these shares may differ from actual values realized in the future, if any, and we may sustain losses in the future should these portfolio companies fail to successfully implement their respective business plans. Office equipment had a net book value of $4,593.  We had also prepaid $65,534 of costs related to our planned public offering under Regulation E. Should our offering be unsuccessful, we will be required to write off these prepaid offering costs, negatively impacting our net assets and earnings by the amount written off. Our liabilities consisted primarily of a note due to a shareholder, the Internet Business Factory, Inc., which is the company that first incubated us and continues as a shareholder.  Under this note, as amended, we have borrowed $250,097; the principal is to be repaid no later than October 31, 2004 and bears simple interest at an annual rate of 6%.  These funds are intended to begin our operations as a business development company and to pay for our costs while we attempt to complete a $4.9 million offering under Regulation E.  In addition, we owed $78,286 in accounts and accrued payables and $11,474 in accrued interest as of June 30, 2004.

Although it is our assessment that our investments have increased in fair value, they are restricted and not liquid, thus our assessment may differ from actual values realized in the future, if any.  If we are not able to raise sufficient capital, we may not be able to successfully implement our new business plan, and if so, we may not be able to remain in business.  If we are unsuccessful in raising capital, we will be unable to implement our business plan and will depend upon shareholder loans or capital investments, if available, to fund operations.

Results of Operations

For the three and six months ended June 30, 2004 our non cash investment income consisted of  shares of stock earned from private companies with a total value, as determined by our board of directors when issued of $51,900 and $52,850, respectively.  Our operating costs for the three- and six-month periods totaled $49,875 and $99,782 respectively, consisting primarily of salary for our President, fees for an Investor Relations firm, interest on our debt to the Internet Business Factory Inc., and travel costs.  Based on our estimate of fair value for our investments, as determined by our board of directors, we had an unrealized gain in the three- and six-month periods of $68,100 and $437,150, respectively.  After providing for deferred tax expense on the unrealized gain to the extent that it exceeds our tax loss carryforward, we recorded a Net Increase In Net Assets From Operations of $46,282 or $0.02 per share and $332,620 or $0.16 per share for the three and six months ended June 30, 2004.  In the comparable periods in 2003, we incurred $3,660 and $8,620 in expenses with no income or gains, resulting in a loss of less than $0.01 per share. If our assessment of value of these investments differ from actual values realized in the future, if any, we may have overstated or understated the values of our investments and recorded or failed to record unrealized earnings or losses in our consolidated statement of operations that we will not or will actually realize in the future. All of our earnings to date are non cash, unrealized and consist of restricted and illiquid shares of stock received from our portfolio companies.

Portfolio Investments

Investments are carried at fair value as determined in good faith by or under the direction of our Board of Directors.  Generally, the fair value of a private security will initially be based primarily on our original cost.  Cost will be the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of the portfolio company’s operations, changes in general market conditions, subsequent financings, independent valuations or the availability of market quotations) provide a basis for value other than cost.  However, it is important to carefully read our financial statements, footnotes and accompanying commentary explaining how we have determined value for each of our investments. Proceeds, if any, from disposition of securities could differ significantly from their estimated fair value. Because all of our investments in the shares of stock of portfolio investments are restricted and illiquid, we do not expect to receive any dividends or proceeds from the sale of any of these shares in the foreseeable future.

Secure Jobs Inc. – In October 2003, we made a private equity cash investment of $100,000 in a new venture called Secure Jobs, Inc. (“Secure Jobs”) which recruits and places nurses in U.S. hospitals in response to the critical nursing shortage that currently exists in the United States.  Our President, Mr. Gilchrist, owns 30.4% of Secure Jobs and is one of its founders; the President of Goldbridge Capital LLC, our Investment Adviser, owns 3.5% of Secure Jobs.  Mr. Michael Gallagher is the President, CEO, and largest shareholder of Secure Jobs.  Secure Jobs recruits nurses primarily from outside of the United States for employment in the United States.  In the second quarter of 2004, Secure Jobs issued an additional 100,000 shares to us for our consulting services.  We now own 900,000 shares, or approximately 16% of the equity in Secure Jobs.  Valuation of equity in private companies is difficult, but as of June 30, 2004 the Board of Directors estimated the fair value to be $0.50 per share or $450,000 based on the pricing in a subsequent private placement offering of Secure Jobs and on the progress that Secure Jobs has made in executing its business plan. Secure Jobs is a development stage company with net book value of approximately $92,000 as of June 30, 2004; it has generated minimal revenues and incurred operating losses.  Its home office is in Houston, Texas; in January 2004 it opened four offices in the Ukraine and Russia.  It now has over 400 licensed nurses or doctors studying medical English in its overseas offices in order to sit for U.S. nurse licensing examinations.  Secure Jobs will need additional capital to fully execute its business plan, and our investment may be lost if it fails to obtain the needed capital.  Under its recent private placement priced at $0.75 per share with an attached debenture or $0.50 per share for pure equity, Secure Jobs has raised an additional $445,000 with oral commitments for another $100,000.  We expect to invest an additional $300,000 in Secure Jobs from the proceeds, if any, of the offering under Regulation E.  We have also advanced $4,231 to Secure Jobs on an interim basis.

Independent Analytics, Inc. - In February 2004, we earned 1,000,000 shares in Independent Analytics, Inc., (“IA”) valued at their par value of $0.0001 per share in return for business advisory services rendered to IA relating to their strategy for growth.  The shares were fully paid and non-assessable when issued.  IA is a privately-owned company based in Dallas, Texas, and is engaged in the construction of affordable housing.  IA has approximately 22,000,000 shares outstanding.  As of June 30, 2004 we estimated the fair value to be $30,000 based on the status of IA’s business implementation and on an imputed economic “cost” for the amount of time we dedicated to advising IA.

Bright Ventures, Inc. - In March 2004, Bright Ventures, Inc. (“BVI”) issued to us 850,000 shares (valued at par value of $0.001 per share) in exchange for our commitment to fund up to $50,000 in certain costs relating to the implementation of BVI’s acquisition strategy.  The shares were fully paid and non-assessable when issued.  BVI plans to acquire producing oil and gas properties and become a public company.  Prior to BVI making any of its acquisitions, our shares represent 57% of BVI’s stock.  Based on the progress of BVI towards one or more letters of intent to acquire producing interests and based on the value of our funding commitment, we estimated fair value to be $40,000 as of June 30, 2004.

Membertronics, Inc. - In April 2004, we earned 1,000,000 shares in Membertronics, Inc., (“MI”) valued at their par value of $0.001 per share in return for business advisory services rendered to MI relating to developing their business strategy and plans.  The shares were fully paid and non-assessable when issued.  MI is a privately-owned company based in Houston, Texas, and is developing a set of financial services specifically for credit union members.  MI has approximately 5,000,000 shares outstanding.  As of June 30, 2004 we estimated the fair value to be $30,000 based on the status of MI’s business implementation and on an imputed economic “cost” for the amount of time we have spent advising MI.

Reimbursement Services Corporation - In June 2004, Reimbursement Services Corporation (“RSC”) issued to us 900,000 shares (valued at par value of $0.001 per share) in exchange for our commitment to fund up to $50,000 in certain costs relating to the implementation of RSC’s acquisition strategy.  The shares were fully paid and non-assessable when issued.  RSC plans to acquire medical billing operations and become a public company.  Prior to RSC making any of its acquisitions, our shares represent 58% of RSC’s stock.  Based on the progress of RSC towards one or more letters of intent to acquire billing operations and based on the value of our expected funding, we estimated fair value to be $40,000 as of June 30, 2004.

Liquidity and Capital Resources

As of June 30, 2004, we had total assets of $662,889 and $397,455 in liabilities. All of which, with the exception of $531 and $5,300 of cash and office equipment, respectively are illiquid or intangible and are subject to significant fluctuations in values which are beyond the control of the Company or result specifically from valuation adjustments as determined necessary by our board of directors on a quarterly basis in order to comply with the requirement of business development companies to estimate fair value.  As of December 31, 2003 we had total assets of $189,561 and $256,747 in liabilities.  We had a Net Increase In Net Assets From Operations of $46,282 and $332,620 for the three months and six months ended June 30, 2004, respectively, and $3,660 and $8,620 Net Decreases In Net Assets From Operations for the comparable periods in 2003. This net increase in net assets resulted from non cash valuation adjustments made by our board of directors to the shares of stock our portfolio companies. Negative cash flow from operating activities for the six months ended June 30, 2004 was $10,142; for the comparable period in 2003, negative cash flow from operating activities was $3,342.

In 2003 we borrowed $250,097 from the Internet Business Factory, Inc., to begin our operations as a business development company and to finance our costs while we attempt to conduct the public offering under Regulation E.  Under the note, as amended, the principal is to repaid no later than October 31, 2004 and bears simple interest at an annual rate of 6%.

Under Regulation E we are offering for sale 817,000 Units at $6.00 per Unit for a total offering amount of $4,902,000.  Each Unit consists of one share of $0.0006 par value Class A preferred stock (“Preferred Stock”) and two Unit Warrants.  Each share of Preferred Stock is convertible into two shares of $0.0003 par value voting common stock at any time at the option of the holder and holds two votes on all matters submitted to the shareholders for approval.  We can require such conversion under certain conditions.  Each Unit Warrant permits the purchase, for a two-year period commencing October 1, 2005, of one share of $0.0003 par value Class B, non-voting common stock at $4.00 per share, subject to certain restrictions.  The minimum purchase in the Offering is 1,000 Units at $6.00 per Unit for $6,000.  The minimum purchase for an IRA account is 500 Units for $3,000.  The Units are being offered and sold by the Company to the public pursuant to an exemption from registration under the Securities Act pursuant to Regulation E.  A minimum of 330,000 Units must be sold before any funds can be received by the Company.

This Offering is being made on a best efforts basis by the Company’s underwriter, Investors Capital Corporation (the “Underwriter”) with executive offices at 230 Broadway East, Lynnfield, MA 01940.  The Company will pay to the Underwriter an underwriting discount equal to ten percent (10%) of the Offering price of the securities.  In addition, the Company will pay to the Underwriter three percent (3%) and one percent (1%) of the Offering price of the securities as a non-accountable expense allowance and as a closing fee, respectively.  As of December 31, 2003 the Company had prepaid $40,000 toward the non-accountable expense allowance.  During the first six months of 2004, attorney fees, state fees, NASD fees, accounting review fees, and roadshow costs totaling $23,534 were paid and capitalized as prepaid offering costs.

Our current expenditure demands primarily relate to our efforts to conduct our Regulation E offering and to fulfill our regulatory filing and reporting requirements.  If expenditures exceed our cash available prior to receiving funds from the offering, we will need to rely on financing from our shareholders or other external sources, which are limited.

We will have to succeed in our financing activities in the months ahead in order to execute on our new business plan and to continue in business.  Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  Although it is our assessment, based upon information compiled and studied by our board of directors, that our investments have increased in fair value, these investments are restricted and not liquid.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by our operating and investing activities, and until then, we intend to rely upon external sources of funding for liquidity needs.  As of June 30, 2004, our sources of external and internal financing are limited.  Our primary sources of capital are the Internet Business Factory, Inc., and Goldbridge Capital, LLC. Should these sources of capital fail to continue providing needed capital to the Company, and should our offering not be successful, it is doubtful that we will have the needed capital to expand our business as planned.

Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we do not have cash or other material liquid assets in excess of the needs related to conducting our planned offering, nor do we have an established source of revenue  to cover our operating costs and to allow us to continue as a going concern.  We may, in the future, experience significant fluctuations in our results of operations.   If our current offering is not successful, we will be required to obtain alternative debt and equity financing or our illiquidity could suppress the value and price of our shares if and when a market for those shares becomes active. However, our current offering may not be successful and alternative offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of our business plan.  Our current working capital is not sufficient to cover cash requirements for 2004 or to bring us to a positive cash flow position.  It is possible that we will never become profitable and will not be able to continue as a going concern.

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

None during the period

3

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Enterprise Development Corporation (Registrant)

By ___/s/ Jonathan C. Gilchrist, President______ (Signature and Title)

Date: August 20, 2004

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By ___/s/ James Carroll, Acting Principal Accounting Officer__ (Signature and Title)

Date: August 20, 2004

3