Form 10QSB
period 2004-09-30
AMERICAN ENTERPRISE DEVELOPMENT CORP
filed 2004-11-23
CIK 1136725

Unknown;

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,126,663 as of November 15, 2004.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

24

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS

Investments at fair value (cost $157,281 and $103,949 respectively)	$ 624,231	$ 103,949
Cash and cash equivalents	2,074	34,489
Prepaid expenses – related parties	-	6,000
Office equipment	5,300	5,300
Less: accumulated depreciation	(972)	(177)
Other assets – prepaid offering costs	-	40,000

TOTAL ASSETS	$ 630,633	$ 189,561

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Loan from shareholder	$ 250,097	$ 250,097
Advances payable – Investment Advisor	39,216	-
Accrued interest payable - shareholder	15,246	4,012
Accrued professional fees	40,000	-
Accrued salary and professional fees – related parties	68,533	-
Accounts payable	4,270	2,638
Deferred income taxes	42,270	-
TOTAL LIABILITIES	459,632	256,747

SHAREHOLDERS' EQUITY (DEFICIT):
Preferred Stock – See Note G	-	-
Common stock $0.0003 par value, 40,000,000 shares authorized, 2,126,663 shares issued and outstanding	638	638
Common Stock, Class B – See Note G	-	-
Additional paid-in capital	152,989	152,989
Deficit accumulated during the development stage	(220,813)	(220,813)
Retained earnings	238,187	-
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	171,001	(67,186)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 630,633	$ 189,561

NET ASSET VALUE (DEFICIT) PER SHARE	$ 0.08	$ (0.03)

See accompanying notes.

24

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	3 months	3 months	9 months	9 months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

INVESTMENT INCOME:
Fees paid by portfolio companies in stock	$ 200	$ -	$ 53,050	$ -
TOTAL INVESTMENT INCOME	200	-	53,050	-

OPERATING EXPENSES:
Operating and organizational costs	-	378	5,245	420
General and administrative	18,317	7,285	50,862	10,585
Costs of attempted public offering	88,874	-	88,874	-
Depreciation expense	265	-	795	-
Related party expenses:
… General and administrative	28,533	1,100	82,533	1,100
… Amortization expense	-	1,759	-	7,037
… Interest expense - shareholder	3,772	312	11,234	312
… Impairment loss on eLearning assets	-	10,673	-	10,673
TOTAL OPERATING EXPENSES	139,761	21,507	239,543	30,127

INVESTMENT INCOME (LOSS), NET	(139,561)	(21,507)	(186,493)	(30,127)

UNREALIZED GAINS ON INVESTMENTS, NET	29,800	-	466,950	-
Less: Deferred income taxes on unrealized gains	(15,328)	-	42,270	-

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS	$ (94,433)	$ (21,507)	$ 238,187	$ (30,127)

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS PER SHARE	$ (0.04)	$ (0.02)	$ 0.11	$ (0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,126,663	1,093,331	2,126,663	1,093,331

See accompanying notes.

24

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (DEFICIT)

FOR THE NINE MONTHS ENDED September 30, 2004

(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Retained Earnings	Total

BALANCE, December 31, 2003	2,126,663	$ 638	$ 152,989	$ (220,813)	$ -	$ (67,186)

Net increase in net assets from operations	-	-	-	-	238,187	238,187

BALANCE, September 30, 2004	2,126,663	$ 638	$ 152,989	$ (220,813)	$ 238,187	$ 171,001

See accompanying notes.

24

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

9 months	9 months
ended	ended
September 30,	September 30,
2004	2003
CASH FLOW FROM OPERATING ACTIVITIES
Net change in net assets from operations	$ 238,187	$ (30,127)
Adjustments to reconcile net change in net assets to net cash used by operating activities:
… Unrealized gains on investments, net	(466,950)	-
… Deferred income taxes on unrealized gains	42,270	-
… Prepaid offering costs	40,000	-
… Fees paid by portfolio companies in their stock	(53,050)	-
… Depreciation and amortization	795	7,037
… Impairment loss	-	10,673
… Changes in Operating Assets and Liabilities:
…… Prepaid expenses – related parties	6,000	(17,000) (17,000)
…… Accrued interest and payables	121,399	312
Net Cash Used by Operating Activities	(71,349)	(29,105)

CASH FLOW FROM INVESTING ACTIVITIES
Secure Jobs Inc. – additional advances	(282)	-
Net Cash Used by Investing Activities	(282)	-

CASH FLOW FROM FINANCING ACTIVITIES
Advances from Investment Advisor	39,216
Loan from shareholder – new business plan	-	125,098
Loan from shareholder – eLearning business	-	4,350
Net Cash Provided by Financing Activities	39,216	129,448

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32,415)	100,343

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,489	51

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,074	$ 100,394

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
… Interest	$ -	$ -
… Income Taxes	$ -	$ -

See accompanying notes.

24

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2004

(unaudited)

Portfolio company	*	Date of initial investment	Cost	Fair Value

SECURE JOBS, INC.
(Nurse staffing company)		Oct 2003
… 900,000 shares of common stock	14%		$ 150,000	$ 450,000
… Advances for certain cash costs			4,231	4,231

INDEPENDENT ANALYTICS, INC.
(Affordable housing construction)		Feb 2004
… 1,000,000 shares of common stock for services	5%		100	30,000

BRIGHT VENTURES, INC.
(Oil and gas production acquisitions)		Mar 2004
… 850,000 shares of common stock for funding commitment for specific costs of up to $50,000	57%		850	40,000

MEMBERTRONICS, INC.
(Financial services company)		Apr 2004
… 1,000,000 shares of common stock for services	20%		1,000	30,000

REIMBURSEMENT SERVICES CORPORATION
(Medical billing service acquisitions)		Jun 2004
… 900,000 shares of common stock for funding commitment for specific costs of up to $50,000	58%		900	40,000

MAYS BUSINESS DEVELOPMENT FUND, INC.
(Technology commercialization venture fund)		Sep 2004
… 200,000 shares of common stock for funding commitment for specific costs of up to $200,000	100%		200	30,000

			$ 157,281	$ 624,231
*Our approximate equity ownership interest in each portfolio company

All investments are U.S. companies and are privately held securities which are restricted from public sale without prior registration under the Securities Act of 1933.

See accompanying notes.

24

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

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

On December 30, 2003, the Company filed a Form 1-E containing an Offering Circular for an offering of $4,902,000 consisting of preferred stock and warrants.  The offering was amended several times, but failed to raise the amount needed to break escrow and was abandoned on November 15, 2004.  Costs paid through September 30, 2004 of $88,874 in the course of attempting the offering have been expensed in this report 10-QSB.  See Note D below.

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

CONDITIONS AFFECTING ONGOING OPERATIONS – In the first quarter of 2004, the Company began operating as a business development company, so that it is no longer a development stage company.  Nevertheless, the Company is subject to many of the risks associated with development and early stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to continue to grow through investment opportunities.  As more fully discussed in Note D, the Company’s attempt to raise additional capital through an offering under Regulation E was abandoned on November 15, 2004, due to the failure to raise the amount needed to break escrow.  In the event the Company is unable to obtain additional debt or equity financing, the Company will not be able to continue its current level of operations.  If the Company is unable to continue its operations, the value of the Company’s assets will experience a significant decline in value from the values currently reflected in the accompanying balance sheets.  Because the Company has limited funds, it will need to rely on funding, if available from Goldbridge Capital LLC or other shareholders in order to continue its limited operations.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain positive cash flows from operations and profits. Through September 30, 2004, the Company has not earned cash profits from any sources. The Company has received restricted, illiquid stock in exchange for services it has provided to several of the Company’s portfolio investment companies which are now reflected on the accompanying balance sheets at the board of directors’ best estimate of fair value. Because the shares of stock received for its services are restricted by the issuing enterprise, the Company is limited in its ability to sell the shares. The value of these shares may decline substantially resulting in the Company receiving little or no cash value for their services and investments in these portfolio companies.

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

INTERIM RESULTS - The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations adopted by the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the financial statements and notes thereto included in the annual report on Form 10-KSB of the Company for the year ended December 31, 2003.

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

INVESTMENTS – In October 2003, American Development Fund, Inc., made a private equity investment of $100,000 in a new venture called Secure Jobs, Inc. (“Secure Jobs”) which recruits and plans to place nurses in U.S. hospitals in response to the critical nursing shortage that currently exists in the United States.  Our President, Mr. Gilchrist, owns 24.8% of Secure Jobs and is one of its founders; the President of Goldbridge Capital LLC, our Investment Adviser, owns 3.0% of Secure Jobs.  Mr. Michael Gallagher is the President, CEO and largest shareholder of Secure Jobs, Inc.  Secure Jobs recruits nurses primarily from outside of the United States for employment in the United States.  In the second quarter of 2004, Secure Jobs issued an additional 100,000 shares to American Development Fund, Inc., for consulting services.  The Company currently owns a 13.9% equity ownership interest in Secure Jobs.  Valuation of equity in private companies such as Secure Jobs is difficult, but as of September 30, 2004 the Board of Directors of the Company estimated the fair value of Secure Jobs to be $450,000 based on the pricing in a subsequent private placement offering of Secure Jobs under which it has raised $782,500 through November 18, 2004 and on the progress that it has made in executing its business plan. Secure Jobs is a development stage company with unaudited net book value of approximately $150,000 as of September 30, 2004.  Its home office is in Houston, Texas; since January 2004 it has opened seven offices in the Ukraine, Russia and the Czech Republic.  Secure Jobs will need additional capital to fully execute its business plan, and our investment may be lost if it fails to obtain the needed capital, implement its business plan, and achieve profitability.  The Company has also advanced $4,231 to Secure Jobs on an interim basis. We do not anticipate receiving any dividends from this company within the next 12 months nor do we expect to liquidate this investment in the foreseeable future. In the event this company is unsuccessful in implementing its business plan and achieving profitability, it is probable that our investment in this company will be lost.

In February 2004, the Company earned 1,000,000 restricted and illiquid shares of stock in Independent Analytics, Inc., (“IA”) which we initially recorded at their par value of $0.0001 per share in return for business advisory services rendered to IA relating to their strategy for growth.  The shares were fully paid and non-assessable when issued.  IA is a privately-owned company based in Dallas, Texas, and is engaged in the construction of affordable housing.  IA has approximately 22,000,000 shares outstanding.  As of September 30, 2004 the Board of Directors of the Company estimated the fair value of these shares to be $30,000 based on the status of IA’s business implementation and on the fair value (or opportunity cost) of the time expended by the Company’s management in advising IA. We do not anticipate receiving any dividends from this company nor do we expect to liquidate this investment in the foreseeable future. In the event this company is unsuccessful in implementing its business plan and achieving profitability, it is probable that our investment in this company will be lost.

In March 2004, Bright Ventures, Inc. (“BVI”) issued 850,000 restricted and illiquid shares of stock, which we initially recorded at their par value of $0.001 per share in exchange for the Company’s commitment to fund, as an equity investment in BVI, up to $50,000 in certain costs related to implementing BVI’s acquisition strategy.  The shares were fully paid and non-assessable when issued.  BVI plans to acquire producing oil and gas properties, some of which may be acquired from a related party, and become a public company.  However, if our efforts to raise additional capital are unsuccessful, we may be unable to pay the $50,000 commitment, and without adequate funding, the business plan of BVI may not be achieved.  The Company’s funding commitment relates primarily to costs expected to be incurred by BVI in its efforts to become public and are expected to be paid primarily in the fourth quarter of 2004 and the first quarter of 2005.  As the Company invests under its commitment, the Company’s cost basis in BVI stock will increase.  Prior to making its acquisitions, the Company’s shares represent 57% of BVI’s stock.  Based on the progress of BVI towards one or more letters of intent to acquire producing interests and based on the value to BVI of the Company’s commitment, the Board of Directors of the Company estimated fair value to be $40,000 as of September 30, 2004.  We do not anticipate receiving any dividends from this company nor do we expect to liquidate this investment prior to the effective date of its planned registration statement.  In the event this company is unsuccessful in implementing its business plan and achieving profitability, it is probable that our investment in this company will be lost.

In April 2004, the Company earned 1,000,000 restricted and illiquid shares of stock in Membertronics, Inc., (“MI”) which we initially recorded at their par value of $0.001 per share in return for business advisory services which we rendered to MI relating to development of their business strategy and plans.  The shares were fully paid and non-assessable when issued.  MI is a privately-owned company based in Houston, Texas, and is developing a set of financial services specifically for credit union customers.  MI has approximately 5,000,000 shares outstanding.  As of Septmeber 30, 2004 the Board of Directors of the Company estimated the fair value to be $30,000 based on the status of MI’s business implementation and on the fair value (or opportunity cost) of the time expended by the Company’s management in advising MI.  We do not anticipate receiving any dividends from this company nor do we expect to liquidate this investment in the foreseeable future.  In the event this company is unsuccessful in implementing its business plan and achieving profitability, it is probable that our investment in this company will be lost.

In June 2004, Reimbursement Services Corporation (“RSC”) issued 900,000 shares of restricted and illiquid stock which we initially recorded at their par value of $0.001 per share to the Company in exchange for the Company’s commitment to fund, as an equity investment in RSC, up to $50,000 in certain costs related to implementing RSC’s acquisition strategy.  The shares were fully paid and non-assessable when issued.  RSC plans to acquire medical billing operations and become a public company.  However, if our efforts to raise additional capital are unsuccessful, we may be unable to pay the $50,000 commitment, and without adequate funding, the business plan of RSC may not be achieved.  The Company’s funding commitment relates primarily to costs expected to be incurred by RSC in its efforts to become public and are expected to be paid primarily in the fourth quarter of 2004 and the first quarter of 2005.  As the Company invests under its commitment, the Company’s cost basis in RSC stock will increase.  Prior to making its acquisitions, the Company’s shares represent 58% of RSC’s stock.  Based on the progress of RSC towards one or more letters of intent to acquire billing operations and based on the value to RSC of the Company’s commitment, the Board of Directors of the Company estimated fair value to be $40,000 as of September 30, 2004.  We do not anticipate receiving any dividends from this company nor do we expect to liquidate this investment prior to the effective date of its planned registration statement.  In the event this company is unsuccessful in implementing its business plan and achieving profitability, it is probable that our investment in this company will be lost.

In September 2004, the Company formed Mays Business Development Fund, Inc. (“MBDF”) and received 200,000 shares of restricted and illiquid stock which we initially recorded at their par value of $0.001 per share to the Company in exchange for the Company’s commitment, as an equity investment, of up to $200,000 in funding or services related to implementing MBDF’s business strategy.  The shares were fully paid and non-assessable when issued.  MBDF plans to be a business development company whose primary focus is to finance the commercialization of technologies developed through funded research at Texas A&M University.  In addition, MBDF will provide clinical and academic experience in the private equity industry for students of Texas A&M University in cooperation with the business school.  However, if our efforts to raise additional capital are unsuccessful, we may be unable to meet the $200,000 commitment, and without adequate funding, the business plan of MBDF may not be achieved.  The Company’s commitment relates primarily to costs and services expected to be incurred by MBDF in its efforts to prepare and market a private placement offering for potential institutional investors and are expected to be incurred primarily in the first nine months of 2005.  As the Company invests under its commitment, the Company’s cost basis in MBDF stock will increase.  Prior to MBDF’s private placement, the Company’s shares represent 100% of MBDF’s stock.  Based on the progress of MBDF towards preparing its offering and based on the value to MBDF of the Company’s commitment, the Board of Directors of the Company estimated fair value to be $30,000 as of September 30, 2004.  We do not anticipate receiving any dividends from this company nor do we expect to liquidate this investment prior to the effective date of its planned registration statement.  In the event this company is unsuccessful in implementing its business plan and achieving profitability, it is probable that our investment in this company will be lost.

Investment Risk - The Company’s investments potentially subject the Company to various levels of risk associated with economic changes, interest rate fluctuations, political events, war and terrorism, and operating conditions beyond the control of the Company. Consequently, management’s judgment as to the level of losses that currently exist or may develop in the future, if any, involves the consideration of current and anticipated conditions and their potential effects on the Company’s investments. Due to the level of risk associated with investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term could materially impact the value of the amounts reflected in the accompanying financial statements.  Investments are carried at fair value as determined in good faith by or under the direction of our Board of Directors of the Company based on information and using valuation methodologies considered appropriate and reliable by the Board.  Generally, the fair value of a private security will initially be based primarily on its original cost to the Company.  Cost will be the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of the portfolio company’s operations, changes in general market conditions, subsequent financings, independent valuations or the availability of market quotations) provide a basis for value other than cost.  For investments in which the Company earns an interest for services rendered, the Board estimates the fair value of the services as the initial basis for estimating fair value of the securities received.  The Board believes that the methods used to value the investments reflected in the accompanying financial statements have been valued appropriately and that the values reflected herein have been calculated in accordance with generally accepted valuation methods which result in valuations in our financial statements being recorded in accordance with generally accepted accounting principles in the United States. However, losses may occur, which may be material to the financial condition of the Company and proceeds, if any, from the disposition of securities could differ significantly from the values reflected herein.  In particular, early stage and seed round investments in private companies, which is the focus of the Company, are typically in illiquid restricted securities with no current market and therefore no market prices or comparables are available upon which to base our estimates.  These portfolio companies are often development stage with no operations and no positive cash flow.  These factors, among others, make determination of fair value more difficult and subject to significant  judgment errors by our board of directors.

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

REVENUE RECOGNITION – As a business development company, our revenue will be recognized primarily based on security transactions and related income.  Security transactions are accounted for on a trade date basis.  Net realized gains or losses on sales of securities are determined on the specific identification method.  Interest income and expenses are recognized on the accrual basis.  Dividend income is recorded on cumulative preferred equity securities on an accrual basis to the extent that such amounts are expected to be collected and on common equity securities on the record date for private companies or on the ex-dividend date for publicly traded companies.  We assess the collectibility of dividends and interest income receivables in connection with our determination of the fair value of the related security.  To the extent that there are adverse future developments, previously recognized dividend and interest income may not be realized. Through September 30, 2004, we had not received any interest or dividend income, or any other form of cash income or revenues, nor have we sold any of our investments, thus we have not recognized any realized gains or losses on our investments. When fees are paid to us by portfolio companies in their stock, in accordance with generally accepted accounting principles, we generally recognize fee income to the extent of par value in the case of a new company or fair value in the case of an existing company, as determined by our board of directors.  Fees paid in shares of the stock of our portfolio companies are both restricted and illiquid thus we may be unable to convert these shares of stock to cash in the future.  Increases or decreases in the fair value of investments above or below accounting cost basis are not included in Investment Income but are included in the Statement of Operations as unrealized gains or losses until such time as the investment is liquidated or sold.  See the discussion below of unrealized gains and losses.

UNREALIZED GAINS ON INVESTMENT, NET – Because business development companies are required to carry investments at fair value, the Company shows unrealized gains or losses on its statement of operations.  Unrealized gains or losses reflect the difference between fair value, as estimated by the Board of the Company, and accounting cost basis.  Unrealized gains or losses for the three and nine months ended September 30, 2004 were as follows:

	Three months ended September 30, 2004	Nine months ended September 30, 2004
Secure Jobs, Inc.	$ -	$ 300,000
Independent Analytics, Inc.	-	29,900
Bright Ventures, Inc.	-	39,150
Membertronics, Inc.	-	29,000
Reimbursement Services Corporation	-	39,100
Mays Business Development Fund, Inc.	29,800	29,800
	$ 29,800	$ 466,950

OPERATING AND ORGANIZATIONAL COSTS – The Company has categorized those costs that relate to planning, operation, investment due diligence and marketing as “Operating and organizational costs”.  These costs included personnel charges for planning and marketing, travel, meeting costs and operating activities.

INCOME TAXES – Excluding net unrealized gains, the Company has had losses since inception and, therefore, has not been subject to federal income taxes.  As of September 30, 2004 and December 31, 2003 the Company estimates an accumulated net operating loss (“NOL”) carryforward of approximately $342,000 and $221,000, respectively, resulting in a deferred tax asset of approximately $116,000 and $74,000, respectively.  These carryforwards begin to expire in 2020.  Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.

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

24

PER SHARE DATA AND RATIOS –

	For the nine months ended Sept 30, 2004	For the nine months ended Sept 30, 2003

Investment income	$ 0.025	$ nil
Operating expenses	0.113	0.028
NET INVESTMENT INCOME (LOSS)	(0.088)	(0.028)

NET UNREALIZED GAINS after deferred taxes	0.199	nil

INCREASE (DECREASE) IN NET ASSET VALUE	0.111	(0.028)

Net asset value (deficit) – beginning of period	(0.031)	0.019

Net asset value – end of period	$ 0.080	$ (0.009)

Weighted average number of shares	2,126,663	1,093,331

Ratios –
Total return to net asset value	Not meaningful	Not meaningful
Net investment income to average net assets	Not meaningful	Not meaningful
Operating expenses to average net assets	Not meaningful	Not meaningful

NOTE B - PROPERTY AND EQUIPMENT

At September 30, 2004, the Company owned a computer and related display equipment.  The Company currently rents no office space, but has office space available through its principal shareholder.

NOTE C - LOANS FROM SHAREHOLDERS

The Company’s chairman, Jonathan Gilchrist, paid $30,000 of the Company’s obligation to acquire its initial course licenses during 2000 and loaned the Company $5,255 during 2001, an additional $3,000 in 2002, and $4,350 in 2003.  The loan, which was secured by all of the Company’s eLearning assets, was exchanged for those assets on December 31, 2003.

In September 2003, the Internet Business Factory, Inc., committed to loan up to $250,100 to the Company under a note, as amended, due on or before October 31, 2005 bearing interest at the annual rate of six percent.  As of September 30, 2004 and December 31, 2003, the Company had drawn $250,097 on this commitment.

NOTE D - OFFERING UNDER REGULATION E

The Company attempted a public offering of 817,000 Units at $6.00 per Unit for a total offering amount of $4,902,000.  Each Unit consisted of one share of $0.0006 par value Class A preferred stock (“Preferred Stock”) and two Unit Warrants.  Each share of Preferred Stock was convertible into two shares of $0.0003 par value voting common stock at any time at the option of the holder and holds two votes on all matters submitted to the shareholders for approval.  Each Unit Warrant permitted the purchase, for a two-year period commencing October 1, 2005, of one share of $0.0003 par value Class B, non-voting common stock at $4.00 per share, subject to certain restrictions.  The offering was amended several times, but failed to raise the amount needed to break escrow and was abandoned on November 15, 2004.

This Offering was being made on a best efforts basis by the Company’s underwriter, Investors Capital Corporation (the “Underwriter”) with executive offices at 230 Broadway East, Lynnfield, MA 01940.  As of December 31, 2003 the Company had prepaid $40,000 toward the underwriter’s non-accountable expense allowance.  During the first nine months of 2004, attorney fees, state fees, NASD fees, accounting fees, and roadshow costs totaling $48,874 were paid relating to the offering.  Since the offering was not successful, the Company has expensed the $88,874 incurred as of September 30, 2004.

NOTE E - REVERSE STOCK SPLIT

On August 29, 2003 the shareholders of the Company voted to reduce the total number of shares issued and outstanding by effecting a reverse split of the shares on a one share for three share basis.  The reduction in shares became effective on October 9, 2003.  As of that date the number of outstanding shares was reduced from 3,280,000 to 1,093,331.  The reverse stock split increased the par value of common stock from $0.0001 per share to $0.0003 per share and reduced the number of shares authorized from 50,000,000 to 16,666,666.  On December 15, 2003, the shareholders voted to increase the number of authorized shares to 40,000,000 as described more fully in Note G below.  All prior share amounts have been restated in this report to reflect the effects of this reverse stock split.

NOTE F - OTHER RELATED PARTY TRANSACTIONS

During 2003, the Company entered into the following transactions with certain directors, executive officers or shareholders who own beneficially more than 5% of the Company’s shares, or members of the immediate family of any of those persons, or other entities in which such persons beneficially own more than 5%:

On August 29, 2003 the Board of Directors approved an employment agreement for Jonathan Gilchrist.  Under the terms of the Agreement, filed with the SEC as an Exhibit to the Company’s report on Form 8-K dated August 29, 2003, Mr. Gilchrist will receive compensation of $8,000 per month beginning in October, 2003.  His compensation for February through September 2004 has not been paid, but has been accrued.

On August 29, 2003, the Company’s shareholders approved an Investment Advisory Agreement appointing Goldbridge Capital, LLC as the Company’s Investment Advisor for an initial term of two years.  Under the terms of the Agreement, Goldbridge will receive a fee of 1.5% of assets under management and bonus participations in years when the Company realizes returns in excess of 25%.  Any fees otherwise due under this agreement through December 31, 2003, was waived by Goldbridge.  Fees of $4,533 are payable under the Agreement to Goldbridge as of September 30, 2004.

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

No shares of Class B Common Stock or Class A Preferred Stock have been issued.  The Company has neither granted nor issued any options, warrants, or other contingent securities.

24

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

As of September 30, 2004, we had a cash balance of $2,074.  We had made a $100,000 cash equity investment in a private company, had advanced that company an additional $4,231, and earned  restricted and illiquid shares of stock in that company valued at $50,000 ( as determined by our board of directors, based on that company’s current successful private placement sale of securities).  In addition, we had earned restricted and illiquid shares of stock in five other private companies issued at par value totaling $3,050.  Our review, conducted by our board of directors, of these six investments as of September 30, 2004 indicated a fair value of $624,231.  Because these shares of stock are restricted and illiquid, and because the portfolio companies to which these shares of stock relate are start up enterprises and have not yet achieved profitability or positive cash flows, our valuation of these shares may differ from actual values realized in the future, if any, and we may sustain losses in the future should these portfolio companies fail to successfully implement their respective business plans. Office equipment had a net book value of $4,328.  Our liabilities consisted primarily of a note due to a shareholder, the Internet Business Factory, Inc., which is the company that first incubated us and continues as a shareholder.  Under this note, as amended, we have borrowed $250,097; the principal is to be repaid no later than October 31, 2005 and bears simple interest at an annual rate of 6%.  At September 30, 2004 we owed $64,000 in accrued salary to our President, Jonathan Gilchrist.  In addition, we owed $88,019 in other accounts, advances and accrued payables and $15,246 in accrued interest as of September 30, 2004.

Although it is our assessment that our investments have increased in fair value, they are restricted and not liquid, thus our assessment may differ from actual values realized in the future, if any.  If we are not able to raise sufficient capital, we may not be able to successfully implement our new business plan, and if so, we may not be able to remain in business.  If we are unsuccessful in raising capital, we will be unable to fully implement our business plan and will depend upon shareholder loans or capital investments, if available, to fund operations.

Results of Operations

For the three and nine months ended September 30, 2004 our non cash investment income consisted of shares of stock earned from private companies with a total value, as determined by our board of directors when issued of $200 and $53,050, respectively.  Our operating costs for the three- and nine-month periods totaled $139,761 and $239,543 respectively, consisting primarily of costs associated with our unsuccessful public offering, salary for our President, fees for an Investor Relations firm, interest on our debt to the Internet Business Factory Inc., and travel costs.  Based on our estimate of fair value for our investments, as determined by our board of directors, we had an unrealized gain in the three- and nine-month periods of $29,800 and $466,950, respectively.  After providing for deferred tax expense on the unrealized gain to the extent that it exceeds our tax loss carryforward, we recorded a Net Decrease In Net Assets From Operations of $94,433 or $0.04 per share and a Net Increase of $238,187 or $0.11 per share for the three and nine months ended September 30, 2004, respectively.  In the comparable periods in 2003, we incurred $21,507 and $30,127 in expenses with no income or gains, resulting in losses of $0.02 and $0.03 per share, respectively.  If our assessment of value of our investments differs from actual value realized in the future, if any, we may have overstated or understated the values of our investments and recorded or failed to record unrealized earnings or losses in our consolidated statement of operations that we will not or will actually realize in the future. All of our earnings to date are non cash, unrealized and consist of restricted and illiquid shares of stock received from our portfolio companies.

Portfolio Investments

Investments are carried at fair value as determined in good faith by or under the direction of our Board of Directors.  Generally, the fair value of a private security will initially be based primarily on our original cost.  Cost will be the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of the portfolio company’s operations, changes in general market conditions, subsequent financings, independent valuations or the availability of market quotations) provide a basis for value other than cost.  For investments in which we earn an interest for services rendered, our Board estimates the fair value of the services as the initial basis for estimating fair value of the securities received.  However, it is important to carefully read our financial statements, footnotes and accompanying commentary explaining how we have determined value for each of our investments. Proceeds, if any, from disposition of securities could differ significantly from their estimated fair value. Because all of our investments in the shares of stock of portfolio investments are restricted and illiquid, we do not expect to receive any dividends or proceeds from the sale of any of these shares in the foreseeable future.

Secure Jobs Inc. – In October 2003, we made a private equity cash investment of $100,000 in a new venture called Secure Jobs, Inc. (“Secure Jobs”) which recruits and places nurses in U.S. hospitals in response to the critical nursing shortage that currently exists in the United States.  Our President, Mr. Gilchrist, owns 24.8% of Secure Jobs and is one of its founders; the President of Goldbridge Capital LLC, our Investment Adviser, owns 3.0% of Secure Jobs.  Mr. Michael Gallagher is the President, CEO, and largest shareholder of Secure Jobs.  Secure Jobs recruits nurses primarily from outside of the United States for employment in the United States.  In the second quarter of 2004, Secure Jobs issued an additional 100,000 shares to us for our consulting services.  We now own 900,000 shares, or approximately 14% of the equity in Secure Jobs.  Valuation of equity in private companies is difficult, but as of September 30, 2004 the Board of Directors estimated the fair value to be $0.50 per share or $450,000 based on the pricing in a subsequent private placement offering of Secure Jobs and on the progress that Secure Jobs has made in executing its business plan. Secure Jobs is a development stage company with net book value of approximately $150,000 as of September 30, 2004; it has generated minimal revenues and incurred operating losses.  Its home office is in Houston, Texas; since January 2004 it has opened seven offices in the Ukraine, Russia and the Czech Republic.  Secure Jobs will need additional capital to fully execute its business plan, and our investment may be lost if it fails to obtain the needed capital.  Under its recent private placement priced at $0.75 per share with an attached debenture or $0.50 per share for pure equity, Secure Jobs has raised an additional $782,500.  We have also advanced $4,231 to Secure Jobs on an interim basis.

Independent Analytics, Inc. - In February 2004, we earned 1,000,000 shares in Independent Analytics, Inc., (“IA”) valued at their par value of $0.0001 per share in return for business advisory services rendered to IA relating to their strategy for growth.  The shares were fully paid and non-assessable when issued.  IA is a privately-owned company based in Dallas, Texas, and is engaged in the construction of affordable housing.  IA has approximately 22,000,000 shares outstanding.  As of September 30, 2004 we estimated the fair value to be $30,000 based on the status of IA’s business implementation and on an imputed economic “cost” for the amount of time we dedicated to advising IA.

Bright Ventures, Inc. - In March 2004, Bright Ventures, Inc. (“BVI”) issued to us 850,000 shares (valued at par value of $0.001 per share) in exchange for our commitment to fund up to $50,000 in certain costs relating to the implementation of BVI’s acquisition strategy.  The shares were fully paid and non-assessable when issued.  BVI plans to acquire producing oil and gas properties and become a public company.  Prior to BVI making any of its acquisitions, our shares represent 57% of BVI’s stock.  Based on the progress of BVI towards one or more letters of intent to acquire producing interests and based on the value of our funding commitment, we estimated fair value to be $40,000 as of September 30, 2004.

Membertronics, Inc. - In April 2004, we earned 1,000,000 shares in Membertronics, Inc., (“MI”) valued at their par value of $0.001 per share in return for business advisory services rendered to MI relating to developing their business strategy and plans.  The shares were fully paid and non-assessable when issued.  MI is a privately-owned company based in Houston, Texas, and is developing a set of financial services specifically for credit union members.  MI has approximately 5,000,000 shares outstanding.  As of September 30, 2004 we estimated the fair value to be $30,000 based on the status of MI’s business implementation and on an imputed economic “cost” for the amount of time we have spent advising MI.

Reimbursement Services Corporation - In June 2004, Reimbursement Services Corporation (“RSC”) issued to us 900,000 shares (valued at par value of $0.001 per share) in exchange for our commitment to fund up to $50,000 in certain costs relating to the implementation of RSC’s acquisition strategy.  The shares were fully paid and non-assessable when issued.  RSC plans to acquire medical billing operations and become a public company.  Prior to RSC making any of its acquisitions, our shares represent 58% of RSC’s stock.  Based on the progress of RSC towards one or more letters of intent to acquire billing operations and based on the value of our expected funding, we estimated fair value to be $40,000 as of September 30, 2004.

Mays Business Development Fund, Inc. - In September 2004, we formed Mays Business Development Fund, Inc. (“MBDF”) and received 200,000 shares (valued at par value of $0.001 per share) in exchange for our commitment of up to $200,000 in funding or services related to implementing MBDF’s business strategy.  The shares were fully paid and non-assessable when issued.  MBDF plans to be a business development company whose primary focus is to finance the commercialization of technologies developed through funded research at Texas A&M University.  MBDF is preparing a private placement to be offered to institutional investors.  Prior to MBDF’s private placement, the Company’s shares represent 100% of MBDF’s stock.  Based on the progress of MBDF towards preparing its offering and based on the value to MBDF of the Company’s commitment, the Board of Directors of the Company estimated fair value to be $30,000 as of September 30, 2004.

Liquidity and Capital Resources

As of September 30, 2004, we had total assets of $630,633 and $459,632 in liabilities. All of which, with the exception of $2,074 and $5,300 of cash and office equipment, respectively are illiquid or intangible and are subject to significant fluctuations in values which are beyond the control of the Company or result specifically from valuation adjustments as determined necessary by our board of directors on a quarterly basis in order to comply with the requirement of business development companies to estimate fair value.  As of December 31, 2003 we had total assets of $189,561 and $256,747 in liabilities.  We had a Net Decrease In Net Assets From Operations of $94,433 and a Net Increase of $238,187 for the three months and nine months ended September 30, 2004, respectively, and $21,507 and $30,127 Net Decreases In Net Assets From Operations for the comparable periods in 2003. The net increase in net assets in the nine months of 2004 resulted solely from non cash valuation adjustments (increases in value) as determined by our board of directors to the shares of stock of our portfolio companies.  Had these increases in fair value of our portfolio companies not occurred and been recognized by our board of directors, we would have experienced decreases in net assets of $139,561 and $186,493 for the three and nine month periods ended September 30, 2004, respectively. Negative cash flow from operating activities for the nine months ended September 30, 2004 was $71,349; for the comparable period in 2003, negative cash flow from operating activities was $29,105.

In 2003 we borrowed $250,097 from the Internet Business Factory, Inc., to begin our operations as a business development company and to finance our costs while we attempted to conduct a public offering under Regulation E.  Under the note, as amended, the principal is to repaid no later than October 31, 2005 and bears simple interest at an annual rate of 6%.

Under Regulation E we attempted an offering of 817,000 Units at $6.00 per Unit for a total offering amount of $4,902,000.  The offering was amended several times, but failed to raise the amount needed to break escrow and was abandoned on November 15, 2004.  This Offering was being made on a best efforts basis by the Company’s underwriter, Investors Capital Corporation (the “Underwriter”) with executive offices at 230 Broadway East, Lynnfield, MA 01940.  As of December 31, 2003 the Company had prepaid $40,000 toward the underwriter’s non-accountable expense allowance.  During the first nine months of 2004, attorney fees, state fees, NASD fees, accounting review fees, and roadshow costs totaling $48,874 were paid relating to the offering.  Since the offering was not successful, the Company has expensed the $88,874 incurred as of September 30, 2004.

Our current expenditure demands primarily relate to fulfilling our regulatory filing and reporting requirements and to meeting our commitments to our portfolio companies.  To meet these demands, we will need to rely on financing from our shareholders or other external sources, which are limited.

We will have to succeed in our financing activities in the months ahead in order to execute on our new business plan and to continue in business.  Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  Although it is our assessment, based upon information compiled and studied by our board of directors, that our investments have increased in fair value, these investments are restricted and not liquid.  Thus it is not expected that we will receive any cash from these investments in the near term, if ever.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by our operating and investing activities, and until then, we intend to rely upon external sources of funding for liquidity needs.  As of September 30, 2004, our sources of external and internal financing are limited.  Our primary sources of capital are the Internet Business Factory, Inc., and Goldbridge Capital, LLC. Should these sources of capital fail to continue providing needed capital to the Company, we will not have the needed capital to expand our business as planned.

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

24

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

24

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

24

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Enterprise Development Corporation (Registrant)

By ___/s/ Jonathan C. Gilchrist, President______ (Signature and Title)

Date: November 23, 2004

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By ___/s/ James Carroll, Acting Principal Accounting Officer__ (Signature and Title)

Date: November 23, 2004

24