Form 10KSB
period 2004-12-31
AMERICAN ENTERPRISE DEVELOPMENT CORP
filed 2005-04-14
CIK 1136725

Unknown;JWC;

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year:  $53,350

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  At March 31, 2005 we had 958,497 shares issued and outstanding to non-affiliates with a market value of $1,485,670  based on the last trade price as of that date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,363,330 as of March 31, 2005.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

1

PART I

Item 1. Description of Business.

We are a business development company regulated under the Investment Company Act of 1940.  We were originally incorporated on June 28, 2000 as a Texas Corporation under the name A Time To Grow, Inc.  Our original business plan was to provide Web based courses and services designed to meet the training needs of individuals, businesses and organizations.  On August 29, 2003 our shareholders voted to abandon that plan and directed the management to become a business development company.  We function as a small venture capital fund focused on the financing needs of small early stage, start-up, and development stage businesses.  Most investments will be made in the form of debt and/or equity in private companies and some public companies with limited liquidity and no ready access to capital.  We effectively began active operations as a business development company on January 1, 2004; prior to that time we were a development stage company. Our principal office is located at 1240 Blalock Road, Suite 150, Houston, Texas 77055.  Any reference in this document to “the Company,” "our", “we” or “us” refers to American Enterprise Development Corporation.

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

Company Overview

On December 30, 2003, the Company filed a Form 1-E containing an Offering Circular for an offering of $4,902,000 consisting of preferred stock and warrants.  The offering was amended several times, but failed to raise the amount needed to break escrow and was abandoned on November 15, 2004.  The $128,646 of costs incurred in the course of attempting the offering were expensed in 2004.

While we have limited resources, we have made our initial investments as a business development company and have earned interests in several companies for services rendered.  Our estimate of fair value as of December 31, 2004 for our investment holdings is $564,531.  Because the shares we own in portfolio companies are restricted and illiquid, and because the portfolio companies to which these shares of stock relate are start up enterprises and have not yet achieved profitability or positive cash flows, our valuation of these shares may differ from actual values realized in the future, if any, and we may sustain losses in the future should these portfolio companies fail to successfully implement their respective business plans.

Our largest investment, with an estimated fair value of $454,231, is in Secure Jobs, Inc. (“Secure Jobs”).  In October 2003, we made a private equity cash investment of $100,000 in this newly formed company which recruits and places nurses in U.S. hospitals in response to the critical nursing shortage that currently exists in the United States.  Our President, Mr. Gilchrist, owns 24% of Secure Jobs and is one of its founders; the President of Goldbridge Capital LLC, our Investment Adviser, owns 3% of Secure Jobs.  Secure Jobs recruits nurses primarily from outside of the United States for employment in the United States.  In the second quarter of 2004, Secure Jobs issued an additional 100,000 shares to us for our consulting services.  We now own 900,000 shares, or approximately 14% of the equity in Secure Jobs.  Valuation of equity in private companies is difficult, but as of December 31, 2004 the Board of Directors estimated the fair value to be $0.50 per share or $450,000 based on the pricing in a subsequent private placement offering of Secure Jobs under which it has raised over $850,000 and on the progress that Secure Jobs has made in executing its business plan.  Secure Jobs is a development stage company; it has generated minimal revenues and incurred operating losses.  Its home office is in Houston, Texas; since January 2004 it has opened seven offices in the Ukraine, Russia and the Czech Republic.  Secure Jobs will need additional capital to fully execute its business plan, and our investment may be lost if it fails to obtain the needed capital. We have also advanced $4,231 to Secure Jobs on an interim basis.

In addition to our interest in Secure Jobs, we own stock in four other early-stage private companies with a combined estimated fair value of these holdings totaling $110,300.  These investments are described in Item 6 below.

Our chairman, Jonathan Gilchrist, loaned us $42,605 from 2000 through 2003, secured by our e-Learning assets.  When we changed our business plan in 2003, we recognized an impairment loss on these assets of $10,673 so that their value equaled the debt owed to our chairman.  On December 31, 2003 we exchanged those assets for the debt that we owed to him.

In order to fund our initial operations under the new business plan and pay the costs of attempting a public offering under Regulation E, the Internet Business Factory, Inc., has loaned us $250,097 under a note originally due on or before June 30, 2004 and bearing interest at the annual rate of six percent.  The note has been extended to October 31, 2005.

Our losses accumulated as a development stage company from inception through December 31, 2003 totaled $220,813.  In 2004, our first year as an operating company, we have recorded a Net Increase in Assets from Operations of $209,187.  Combining our December 31, 2004 retained earnings with the accumulated deficit during our development stage results in an accumulated deficit of $11,626.  Our Net Increase in Assets from Operations for the year ended December 31, 2004 compares with a loss of $89,298 for the year ended December 31, 2003.  At December 31, 2004 our liabilities excluding deferred income taxes exceeded our cash by $373,230; at December 31, 2003 liabilities excluding deferred income taxes exceeded cash by $222,258.  We expect negative cash flow from operations to continue unless or until we are able to achieve a liquidity event for one or more of our investments.  We have total assets of $570,732 and liabilities of $402,698 as of December 31, 2004.

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

Employees

On August 29, 2003 the Board of Directors approved an employment agreement for Jonathan Gilchrist.  Under the terms of the Agreement, filed with the SEC as an Exhibit to the Company’s report 8-K dated August 29, 2003, Mr. Gilchrist receives compensation of $8,000 per month beginning in October 2003.  We paid Mr. Gilchrist under his contract through January 2004; for the period February through December 2004 we accrued his fees, but did not pay them.  In December, Mr. Gilchrist agreed to reduce his $88,000 accrued receivable to $16,133 and to accept it in the form of our common stock totaling 146,667 shares.  At that time, no shares had yet traded on the Nasdaq OTC Bulletin Board and the best bid price was $0.11 per share.

On August 29, 2003, the Company’s shareholders approved an Investment Advisory Agreement appointing Goldbridge Capital, LLC as the Company’s Investment Advisor for an initial term of two years.  Under the terms of the Agreement, Goldbridge will receive a fee of 1.5% of assets under management and bonus participations in years when the Company realizes returns in excess of 25%.  Any fees otherwise due under this agreement through December 31, 2003, were waived by Goldbridge.  We have accrued fees payable to Goldbridge of $6,898 during 2004.

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

No other matters have been brought before the shareholders during the period covered by this report.

1

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our registration statement on Form SB-2, which included the registration of all of the then currently issued and outstanding shares of common stock by the selling shareholders, became effective on January 9, 2002.  We were approved for trading on the Nasdaq OTC Bulletin Board effective April 19, 2002.  On October 9, 2003 we implemented a one share for three reverse stock split of our common stock.  Subsequent to the reverse split, we issued 33,332 shares to Brewer Capital Group LLC for consulting services and 1,000,000 shares to acquire American Development Fund, Inc.  All of these newly issued shares were restricted under Rule 144.  On December 1, 2004 we issued a total of 236,667 shares to seven people or entities for services.  These shares also were restricted under Rule 144.  Several market makers list a bid price for our stock, but the first trading did not occur until December 16, 2004.  As of December 31, 2004 the highest bid price was $0.11 per share; through December 31, 2004 the lowest trade price was $0.80 and the highest was $1.01.

SECURITY HOLDERS

At December 31, 2004 there were 2,363,330 shares of our common stock outstanding, which were held by 46 shareholders of record.  The registration of shares by selling shareholders is discussed in detail in our prospectus which you may view at www.sec.gov or which you may request from the Company.  We are authorized to issue up to 40 million shares of common stock with a par value of $0.0003; 2 million shares of Class B non-voting Common Stock with a par value of $0.0003; and 8 million shares of Preferred Stock with a par value of $0.0006.  No Class B non-voting Common Stock or Preferred Stock has been issued.  Our Common Stock has the following characteristics:

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

On December 30, 2003, we filed a Form 1-E containing an Offering Circular for an offering of $4,902,000 under Regulation E consisting of Preferred Stock and warrants to purchase Class B non-voting Common Stock.  The offering was amended several times, but failed to raise the amount needed to break escrow and was abandoned on November 15, 2004.  We have no further plans to issue any Class A Preferred Stock or Class B Common Stock.

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

We follow financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States.  Not all significant accounting policies require management to make difficult, subjective, or complex judgments.  However, the policies noted below could be deemed to meet the SEC’s definition of critical accounting policies.

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

As of December 31, 2004, we had a cash balance of $2,138.  We had made a $100,000 cash equity investment in a private company (Secure Jobs, Inc.), had advanced that company an additional $4,231, and earned restricted and illiquid shares of stock in that company valued at $50,000 (as determined by our board of directors, based on that company’s current successful private placement sale of securities).  In addition, we had earned restricted and illiquid shares of stock in six other private companies issued at par value totaling $3,350.  As of December 31, 2004 our board of directors determined that our shares in two of these six companies were worthless, for which we recorded a realized loss of $1,100.  Our review, conducted by our board of directors, of the remaining five investments as of December 31, 2004 indicated a fair value of $564,531.  Because these shares of stock are restricted and illiquid, and because the portfolio companies to which these shares of stock relate are start up enterprises and have not yet achieved profitability or positive cash flows, our valuation of these shares may differ from actual values realized in the future, if any, and we may sustain losses in the future should these portfolio companies fail to successfully implement their respective business plans. Office equipment had a net book value of $4,063.  Our liabilities consisted primarily of payables and a note due to a shareholder, the Internet Business Factory, Inc., which is the company that first incubated us and continues as a shareholder.  Under this note, as amended, we have borrowed $250,097; the principal is to be repaid no later than October 31, 2005 and bears simple interest at an annual rate of 6%.  At December 31, 2004 we owed accrued interest on the note of $19,018, accounts payable to related parties of $6,998, accounts payable to third parties of $41,621, and advances payable to our Investment Advisor of $57,634 to reimburse it for payments it made in 2004 on our behalf.

Although it is our assessment that our investments have increased in fair value, they are restricted and not liquid, thus our assessment may differ from actual values realized in the future, if any.  If we are not able to raise sufficient capital or achieve a liquidity event for one or more of our investments, we may not be able to successfully implement our business plan, and if so, we may not be able to remain in business.  If we are unsuccessful in raising capital or achieve a liquidity event for an investment, we will be unable to fully implement our business plan and will depend upon shareholder loans or capital investments, if available, to fund operations.

Results of Operations

For the year ended December 31, 2004 our non cash investment income consisted of shares of stock earned from private companies with a total value, as determined by our board of directors when issued of $53,350.  Our operating costs for the year totaled $223,783, consisting primarily of costs associated with our unsuccessful public offering, salary for our President, fees for an Investor Relations firm, interest on our debt to the Internet Business Factory Inc., and travel costs.  Based on our estimate of fair value for our investments, as determined by our board of directors, we had an unrealized gain in the year of $408,050 and we incurred a realized loss of $1,100 on investments that we abandoned.  After providing for deferred tax expense on the unrealized gain to the extent that it exceeds our tax loss carryforward, we recorded a Net Increase in Net Assets from Operations of $209,187 or $0.10 per share for the year ended December 31, 2004.  In the comparable periods in 2003, we incurred $89,298 in expenses with no income or gains, resulting in a loss of $0.08 per share.  If our assessment of value of our investments differs from actual value realized in the future, if any, we may have overstated or understated the values of our investments and recorded or failed to record unrealized earnings or losses in our consolidated statement of operations that we will not or will actually realize in the future.  All of our earnings to date are non-cash, unrealized and consist of restricted and illiquid shares of stock received from our portfolio companies.

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

Secure Jobs Inc. – In October 2003, we made a private equity cash investment of $100,000 in a new venture called Secure Jobs, Inc. (“Secure Jobs”) which recruits and places nurses in U.S. hospitals in response to the critical nursing shortage that currently exists in the United States.  Our President, Mr. Gilchrist, owns 24 % of Secure Jobs and is one of its founders; the President of Goldbridge Capital LLC, our Investment Adviser, owns 3% of Secure Jobs.  Mr. Michael Gallagher is the President, CEO; he and his children are the largest shareholders of Secure Jobs.  Secure Jobs recruits nurses primarily from outside of the United States for employment in the United States.  In the second quarter of 2004, Secure Jobs issued an additional 100,000 shares to us for our consulting services.  We now own 900,000 shares, or approximately 14% of the equity in Secure Jobs.  Valuation of equity in private companies is difficult, but as of December 31, 2004 the Board of Directors estimated the fair value to be $0.50 per share or $450,000 based on the pricing in a subsequent private placement offering of Secure Jobs and on the progress that Secure Jobs has made in executing its business plan.  Secure Jobs is a development stage company with net book value of approximately $100,000 as of December 31, 2004; it has generated minimal revenues and incurred operating losses.  Its home office is in Houston, Texas; since January 2004 it has opened seven offices in the Ukraine, Russia and the Czech Republic.  Secure Jobs will need additional capital to fully execute its business plan, and our investment may be lost if it fails to obtain the needed capital.  Under its recent private placement priced at $0.75 per share with an attached debenture or $0.50 per share for pure equity, Secure Jobs has raised an additional $857,500.  We have also advanced $4,231 to Secure Jobs on an interim basis.

Independent Analytics, Inc. - In February 2004, we earned 1,000,000 shares in Independent Analytics, Inc., (“IA”) valued at their par value of $0.0001 per share in return for business advisory services rendered to IA relating to their strategy for growth.  The shares were fully paid and non-assessable when issued.  IA is a privately-owned company based in Dallas, Texas, and was engaged in the construction of affordable housing.  IA has approximately 22,000,000 shares outstanding.  As of December 31, 2004 we concluded that the management of IA was abandoning their efforts and that we should write-off and abandon our shares in IA.

Bright Ventures, Inc. - In March 2004, Bright Ventures, Inc. (“BVI”) issued to us 850,000 shares (valued at par value of $0.001 per share) in exchange for our commitment to provide up to $50,000 in certain costs and services relating to the implementation of BVI’s acquisition strategy.  The shares were fully paid and non-assessable when issued.  BVI plans to acquire producing oil and gas properties and become a public company in 2005.  Prior to BVI making any of its acquisitions, our shares represent 57% of BVI’s stock.  Based on the progress of BVI towards one or more letters of intent to acquire producing interests, the value of the services already performed for BVI, and the value of our commitment, we estimated fair value to be $40,000 as of December 31, 2004.

Membertronics, Inc. - In April 2004, we earned 1,000,000 shares in Membertronics, Inc., (“MI”) valued at their par value of $0.001 per share in return for business advisory services rendered to MI relating to developing their business strategy and plans.  The shares were fully paid and non-assessable when issued.  MI is a privately-owned company based in Houston, Texas, and was developing a set of financial services specifically for credit union members.  MI has approximately 5,000,000 shares outstanding.  As of December 31, 2004 we concluded that the management of MI was abandoning their efforts and that we should write-off and abandon our shares in MI.

Reimbursement Services Corporation - In June 2004, Reimbursement Services Corporation (“RSC”) issued to us 900,000 shares (valued at par value of $0.001 per share) in exchange for our commitment to provide up to $50,000 in certain costs and services relating to the implementation of RSC’s acquisition strategy.  The shares were fully paid and non-assessable when issued.  RSC plans to acquire medical billing operations and become a public company in 2005.  Prior to RSC making any of its acquisitions, our shares represent 58% of RSC’s stock.  Based on the progress of RSC towards one or more letters of intent to acquire billing operations, the value of the services already performed for RSC, and the value of our commitment, we estimated fair value to be $40,000 as of December 31, 2004.

Mays Business Development Fund, Inc. - In September 2004, we formed Mays Business Development Fund, Inc. (“MBDF”) and received 200,000 shares (valued at par value of $0.001 per share) in exchange for our commitment of up to $200,000 in funding or services related to implementing MBDF’s business strategy.  The shares were fully paid and non-assessable when issued.  MBDF plans to be a business development company whose primary focus is to finance the commercialization of technologies developed through funded research at Texas A&M University.  MBDF is preparing a private placement to be offered to institutional investors in 2005.  Prior to MBDF’s private placement, the Company’s shares represent 100% of MBDF’s stock.  Based on the progress of MBDF towards preparing its offering, the value of the services already performed, and the value to MBDF of the Company’s commitment, the Board of Directors of the Company estimated fair value to be $30,000 as of December 31, 2004.

Pan American Production Company, Inc. - In November, 2004, we earned 300,000 shares in Pan American Production Company, Inc. (“PAmCo”) valued at their par value of $0.001 per share in return for business advisory services rendered to PAmCo relating to developing their business strategy and plans.  The shares were fully paid and non-assessable when issued.  PAmCo is an exploration and production company in the oil and gas business, based in Houston, Texas.  As of December 31, 2004 PAmCo owns oil and gas leases covering about 11,000 acres in four areas of Texas.  During December it completed its first producing well, which was connected to a gas pipeline in late January 2005.  With no production income as of December 31, 2004, we determined that the $300 par value at which we acquired the shares provided the best basis for estimated fair value.

Liquidity and Capital Resources

As of December 31, 2004, we had total assets of $570,732 and $402,698 in liabilities. All of which, with the exception of $2,138 and $4,063 of cash and net office equipment, respectively are illiquid or intangible and are subject to significant fluctuations in values which are beyond the control of the Company or result specifically from valuation adjustments as determined necessary by our board of directors on a quarterly basis in order to comply with the requirement of business development companies to estimate fair value.  As of December 31, 2003 we had total assets of $189,561 and $256,747 in liabilities.  We had a Net Increase In Net Assets From Operations of $209,187 for the year ended December 31, 2004, and a $89,298 Net Decrease In Net Assets >From Operations for the comparable period in 2003. The net increase in net assets in 2004 resulted solely from the receipt of additional shares in Secure Jobs Inc. and non cash valuation adjustments (increases in value) as determined by our board of directors to the shares of stock of our portfolio companies.  Had these increases in fair value of our portfolio companies not occurred and been recognized by our board of directors, we would have experienced a decrease in net assets of $170,433 for the year ended December 31, 2004.  Negative cash flow from operating activities for the year ended December 31, 2004 was $89,703; for the comparable period in 2003, negative cash flow from operating activities was $110,760.

In 2003 we borrowed $250,097 from the Internet Business Factory, Inc., to begin our operations as a business development company and to finance our costs while we attempted to conduct a public offering under Regulation E.  Under the note, as amended, the principal is to repaid no later than October 31, 2005 and bears simple interest at an annual rate of 6%.

Under Regulation E we attempted an offering of 817,000 Units at $6.00 per Unit for a total offering amount of $4,902,000.  The offering was amended several times, but failed to raise the amount needed to break escrow and was abandoned on November 15, 2004.  This Offering was being made on a best efforts basis by the Company’s underwriter, Investors Capital Corporation (the “Underwriter”) with executive offices at 230 Broadway East, Lynnfield, MA 01940.  As of December 31, 2003 the Company had prepaid $40,000 toward the underwriter’s non-accountable expense allowance.  During the 2004, attorney fees, state fees, NASD fees, accounting review fees, and roadshow costs totaling $88,646 were incurred relating to the offering.  Since the offering was not successful, in 2004 the Company expensed the $128,646 that was incurred.

Our current expenditure demands primarily relate to fulfilling our regulatory filing and reporting requirements, to meeting our commitments to our portfolio companies, and to fulfilling the terms of the management contract with our President.  To meet these demands, we will need to rely on financing from our shareholders or other external sources, which are limited.

We will have to succeed in our financing activities or achieve a liquidity event for one or more of our investments in the months ahead in order to execute on our business plan and to continue in business.  Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow until we are able to achieve a liquidity event for an investment.  Although it is our assessment, based upon information compiled and studied by our board of directors, that our investments have increased in fair value, these investments are restricted and not liquid.  Thus it is not certain that we will receive any cash from these investments in the near term, if ever.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by our operating and investing activities, and until then, we intend to rely upon external sources of funding for liquidity needs.  As of December 31, 2004, our sources of external and internal financing are limited.  Our primary sources of capital are the Internet Business Factory, Inc., and Goldbridge Capital, LLC. Should these sources of capital fail to continue providing needed capital to the Company, we will not have the needed capital to expand our business as planned.

Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we do not have cash or other material liquid assets in excess of the needs related to our operations, nor do we have an established source of revenue to cover our operating costs and to allow us to continue as a going concern.  We may, in the future, experience significant fluctuations in our results of operations.   We may be required to obtain alternative debt and equity financing or our illiquidity could suppress the value and price of our shares if and when a market for those shares becomes active.  However, alternative offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of our business plan.  Our current working capital is not sufficient to cover cash requirements for 2005 or to bring us to a positive cash flow position.  It is possible that we will never become profitable and will not be able to continue as a going concern.

New Accounting Standards

The Financial Accounting Standards Board has issued many new accounting standards that do not have an impact on us because we have little or no current operations.  Should we become more active with operations, the decisions made by management and our Board of Directors could result in the our adoption of new accounting standards which could have negative impacts on our financial position, results of operations and cash flows.  Because we have limited current operations, we cannot determine which new standards might apply and what impact, if any, the new standards might have.

1

Item 7. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of

American Enterprise Development Corporation

Houston, Texas

We have audited the accompanying consolidated balance sheets of American Enterprise Development Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in net assets (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Enterprise Development Corporation at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As reflected in the financial statements, the Company has incurred substantial losses and is experiencing liquidity problems associated with its limited operations and working capital, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully discussed in the accompanying notes to the financial statements, the Company has entered into material agreements and contracts with related individuals and entities owned by related individuals that have resulted in material transactions and balances with these related parties.  The Company obtains substantially all of its funding from a related entities.  Prior to 2003, substantially all of its assets and expenses were purchased from such individuals and entities.

/S/ Harper & Pearson Company

Houston, Texas

April 12, 2005

1

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003

ASSETS

Investments at fair value (cost $156,481 and $103,949 respectively)	$ 564,531	$ 103,949
Cash and cash equivalents	2,138	34,489
Prepaid expenses – related parties	-	6,000
Office equipment	5,300	5,300
Less: accumulated depreciation	(1,237)	(177)
Other assets – prepaid offering costs	-	40,000

TOTAL ASSETS	$ 570,732	$ 189,561

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Loan from shareholder	$ 250,097	$ 250,097
Advances payable – Investment Advisor	57,634	-
Accrued interest payable – shareholder	19,018	4,012
Accounts payable – related parties	6,998	-
Accounts payable	41,621	2,638
Deferred income taxes	27,330	-
TOTAL LIABILITIES	402,698	256,747

SHAREHOLDERS' EQUITY (DEFICIT):
Preferred Stock – See Note H	-	-
Common stock $0.0003 par value, 40,000,000 shares authorized, 2,363,330 and 2,126,663 shares issued and outstanding, respectively	709	638
Common Stock, Class B – See Note H	-	-
Additional paid-in capital	178,951	152,989
Deficit accumulated during the development stage	(220,813)	(220,813)
Retained earnings	209,187	-
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	168,034	(67,186)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 570,732	$ 189,561

NET ASSET VALUE (DEFICIT) PER SHARE	$ 0.07	$ (0.03)

See accompanying notes.

1

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	December 31,	December 31,
	2004	2003

INVESTMENT INCOME:
Fees paid by portfolio companies in stock	$ 53,350	$ -
TOTAL INVESTMENT INCOME	53,350	-

OPERATING EXPENSES:
Operating and organizational costs	9,834	24,227
General and administrative	32,205	15,071
Costs of attempted public offering	128,646	-
Depreciation expense	1,060	177
Related party expenses:
… General and administrative	37,032	28,101
… Amortization expense	-	7,037
… Interest expense - shareholder	15,006	4,012
… Impairment loss on eLearning assets	-	10,673
TOTAL OPERATING EXPENSES	223,783	89,298

INVESTMENT INCOME (LOSS), NET	(170,433)	(89,298)

REALIZED LOSS ON INVESTMENTS	(1,100)	-
UNREALIZED GAINS ON INVESTMENTS, NET	408,050	-
Less: Deferred income taxes on unrealized gains	27,330	-

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS	$ 209,187	$ (89,298)

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS PER SHARE	$ 0.10	$ (0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,146,709	1,185,386

See accompanying notes.

1

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2004

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Retained Earnings	Total

BALANCE, December 31, 2002	1,093,331	$ 328	$ 152,298	$ (131,515)	$ -	$ 21,111

Issuance of shares for services	33,332	10	990	-	-	1,000
Issuance of shares to acquire American
Development Fund, Inc.	1,000,000	300	(299)	-	-	1
Net loss	-	-	-	(89,298)	-	(89,298)

BALANCE, December 31, 2003	2,126,663	638	152,989	(220,813)	-	$ (67,186)

Common stock issued for services	236,667	71	25,962	-	-	26,033

Net increase in net assets from operations	-	-	-	-	209,187	209,187

BALANCE, December 31, 2004	2,363,330	$ 709	$ 178,951	$ (220,813)	$ 209,187	$ 168,034

See accompanying notes.

1

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

December 31,	December 31,
2004	2003
CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets from operations	$ 209,187	$ (89,298)
Adjustments to reconcile net increase (decrease) in net assets to net cash used by operating activities:
… Basis in investments abandoned	1,100	-
… Unrealized gains on investments, net	(408,050)	-
… Deferred income taxes on unrealized gains	27,330	-
… Write off of prepaid offering costs	40,000	-
… Fees paid by portfolio companies in their stock	(53,350)	-
… Depreciation and amortization	1,060	7,214
… Common stock issued for services	26,033	1,001
… Impairment loss	-	10,673
… Changes in Operating Assets and Liabilities:
…… Prepaid expenses – related parties	6,000	(6,000) (17,000)
…… Accrued interest and payables	60,987	5,650
Net Cash Used by Operating Activities	(89,703)	(70,760)

CASH FLOW FROM INVESTING ACTIVITIES
Secure Jobs Inc. – common stock and advances	(282)	(103,949)
Office equipment	-	(5,300)
Net Cash Used by Investing Activities	(282)	(109,249)

CASH FLOW FROM FINANCING ACTIVITIES
Advances from Investment Advisor	57,634	-
Prepaid offering cost	-	(40,000)
Loan from shareholder – new business plan	-	250,097
Loan from shareholder – eLearning business	-	4,350
Net Cash Provided by Financing Activities	57,634	214,447

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32,351)	34,438

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,489	51

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,138	$ 34,489

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
… Interest	$ -	$ -
… Income Taxes	$ -	$ -
Non cash activities:
… Common stock issued for services	$ 26,033	$ 1,001

See accompanying notes.

1

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2004

Portfolio company	*	Date of initial investment	Cost	Fair Value

SECURE JOBS, INC.
(Nurse staffing company)		Oct 2003
… 900,000 shares of common stock	14%		$ 150,000	$ 450,000
… Advances for certain cash costs			4,231	4,231

BRIGHT VENTURES, INC.
(Oil and gas production acquisitions)		Mar 2004
… 850,000 shares of common stock for funding commitment for specific costs of up to $50,000	57%		850	40,000

REIMBURSEMENT SERVICES CORPORATION
(Medical billing service acquisitions)		Jun 2004
… 900,000 shares of common stock for funding commitment for specific costs of up to $50,000	58%		900	40,000

MAYS BUSINESS DEVELOPMENT FUND, INC.
(Technology commercialization venture fund)		Sep 2004
… 200,000 shares of common stock for funding commitment for specific costs of up to $200,000	100%		200	30,000

PAN AMERICAN PRODUCTION COMPANY, INC.
(Oil and gas exploration and production)		Nov 2004
… 300,000 shares of common stock for services	7%		300	300

			$ 156,481	$ 564,531
*Our approximate equity ownership interest in each portfolio company

All investments are U.S. companies and are privately held securities which are restricted from public sale without prior registration under the Securities Act of 1933.

See accompanying notes.

1

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2003

Portfolio company	*	Date of initial investment	Cost	Fair Value

SECURE JOBS, INC.
(Nurse staffing company)		Oct 2003
… 800,000 shares of common stock	15%		$ 100,000	$ 100,000
… Advances for certain cash costs			3,949	3,949

			$ 103,949	$ 103,949
*Our approximate equity ownership interest in each portfolio company

All investments are U.S. companies and are privately held securities which are restricted from public sale without prior registration under the Securities Act of 1933.

See accompanying notes.

1

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

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

On December 30, 2003, the Company filed a Form 1-E containing an Offering Circular for an offering of $4,902,000 consisting of preferred stock and warrants.  The offering was amended several times, but failed to raise the amount needed to break escrow and was abandoned on November 15, 2004.  Costs incurred through December 31, 2004 of $128,646 in attempting the offering have been expensed in 2004.  See Note E below.

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

CONDITIONS AFFECTING ONGOING OPERATIONS – In the first quarter of 2004, the Company began operating as a business development company, so that it is no longer a development stage company.  Nevertheless, the Company is subject to many of the risks associated with development and early stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to continue to grow through investment opportunities.  As more fully discussed in Note E, the Company’s attempt to raise additional capital through an offering under Regulation E was abandoned on November 15, 2004, due to the failure to raise the amount needed to break escrow.  In the event the Company is unable to obtain additional debt or equity financing or to achieve a liquidity event for one or more of its investments, the Company will not be able to continue its current level of operations.  If the Company is unable to continue its operations, the value of the Company’s assets will experience a significant decline in value from the values currently reflected in the accompanying balance sheets.  Because the Company has limited funds, it will need to rely on funding, if available from Goldbridge Capital LLC or other shareholders in order to continue its limited operations.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain positive cash flows from operations and profits. Through December 31, 2004, the Company has not earned cash profits from any sources. The Company has received restricted, illiquid stock in exchange for services it has provided to several of the Company’s portfolio investment companies which are now reflected on the accompanying balance sheets at the board of directors’ best estimate of fair value.  Because the shares of stock received for its services are restricted by the issuing enterprise, the Company is limited in its ability to sell the shares.  The value of these shares may decline substantially resulting in the Company receiving little or no cash value for their services and investments in these portfolio companies.

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

INVESTMENTS – In October 2003, American Development Fund, Inc., made a private equity investment of $100,000 in a new venture called Secure Jobs, Inc. (“Secure Jobs”) which recruits and plans to place nurses in U.S. hospitals in response to the critical nursing shortage that currently exists in the United States.  Our President, Mr. Gilchrist, owns 24% of Secure Jobs and is one of its founders; the President of Goldbridge Capital LLC, our Investment Adviser, owns 3% of Secure Jobs.  Mr. Michael Gallagher is the President, CEO; he and his children are the largest shareholders of Secure Jobs.  Secure Jobs recruits nurses primarily from outside of the United States for employment in the United States.  In the second quarter of 2004, Secure Jobs issued an additional 100,000 shares to American Development Fund, Inc., for consulting services.  The Company currently owns a 14% equity ownership interest in Secure Jobs.  Valuation of equity in private companies such as Secure Jobs is difficult, but as of December 31, 2004 the Board of Directors of the Company estimated the fair value of Secure Jobs to be $450,000 based on the pricing in a subsequent private placement offering of Secure Jobs under which it has raised $857,500 through December 31, 2004 and on the progress that it has made in executing its business plan.  Secure Jobs is a development stage company with unaudited net book value of approximately $100,000 as of December 31, 2004.  Its home office is in Houston, Texas; since January 2004 it has opened seven offices in the Ukraine, Russia and the Czech Republic.  Secure Jobs will need additional capital to fully execute its business plan, and our investment may be lost if it fails to obtain the needed capital, implement its business plan, and achieve profitability.  The Company has also advanced $4,231 to Secure Jobs on an interim basis.  We do not anticipate receiving any dividends from this company within the next 12 months.  In the event this company is unsuccessful in implementing its business plan and achieving profitability, it is probable that our investment in this company will be lost.

In February 2004, the Company earned 1,000,000 restricted and illiquid shares of stock in Independent Analytics, Inc., (“IA”) which we initially recorded at their par value of $0.0001 per share in return for business advisory services rendered to IA relating to their strategy for growth.  The shares were fully paid and non-assessable when issued.  IA is a privately-owned company based in Dallas, Texas, and is engaged in the construction of affordable housing.  IA has approximately 22,000,000 shares outstanding.  As of December 31, 2004 the Board of Directors of the Company determined that the management of IA was abandoning their efforts and that the estimated fair value of these shares should be reduced to $-0-.  Therefore, we have written off our investment and abandoned our interest in this portfolio company.

In March 2004, Bright Ventures, Inc. (“BVI”) issued 850,000 restricted and illiquid shares of stock, which we initially recorded at their par value of $0.001 per share in exchange for the Company’s commitment to provide, as an equity investment in BVI, up to $50,000 in certain costs and services related to implementing BVI’s acquisition strategy.  The shares were fully paid and non-assessable when issued.  BVI plans to acquire producing oil and gas properties, some of which may be acquired from a related party, and become a public company.  Because of delays in BVI’s expected date for filing a registration statement, the Company now expects its funding for BVI’s cash costs to be incurred primarily during the first nine months of 2005.  As the Company invests under its commitment, the Company’s cost basis in BVI stock will increase.  Prior to making its acquisitions, the Company’s shares represent 57% of BVI’s stock.  Based on the progress of BVI towards one or more letters of intent to acquire producing interests, the value of the services already performed for BVI, and the value to BVI of the Company’s commitment, the Board of Directors of the Company estimated fair value to be $40,000 as of December 31, 2004.  We do not anticipate receiving any dividends from this company nor do we expect to liquidate this investment prior to the effective date of its planned registration statement.  In the event this company is unsuccessful in implementing its business plan and achieving profitability, it is probable that our investment in this company will be lost.

In April 2004, the Company earned 1,000,000 restricted and illiquid shares of stock in Membertronics, Inc., (“MI”) which we initially recorded at their par value of $0.001 per share in return for business advisory services which we rendered to MI relating to development of their business strategy and plans.  The shares were fully paid and non-assessable when issued.  MI is a privately-owned company based in Houston, Texas, and is developing a set of financial services specifically for credit union customers.  MI has approximately 5,000,000 shares outstanding.  As of December 31, 2004 the Board of Directors of the Company determined that the management of MI had abandoned their efforts and that the estimated fair value of these shares should be reduced to $-0-.  Therefore, we have written off our investment and abandoned our interest in this portfolio company.

In June 2004, Reimbursement Services Corporation (“RSC”) issued 900,000 shares of restricted and illiquid stock which we initially recorded at their par value of $0.001 per share to the Company in exchange for the Company’s commitment to provide, as an equity investment in RSC, up to $50,000 in certain costs and services related to implementing RSC’s acquisition strategy.  The shares were fully paid and non-assessable when issued.  RSC plans to acquire medical billing operations and become a public company.  Because of delays in RSC’s expected date for filing a registration statement, the Company now expects its funding for RSC’s cash costs to be incurred primarily in the first nine months of 2005.  As the Company invests under its commitment, the Company’s cost basis in RSC stock will increase.  Prior to making its acquisitions, the Company’s shares represent 58% of RSC’s stock.  Based on the progress of RSC towards one or more letters of intent to acquire billing operations, the value of the services already performed for RSC, and value to RSC of the Company’s commitment, the Board of Directors of the Company estimated fair value to be $40,000 as of December 31, 2004.  We do not anticipate receiving any dividends from this company nor do we expect to liquidate this investment prior to the effective date of its planned registration statement.  In the event this company is unsuccessful in implementing its business plan and achieving profitability, it is probable that our investment in this company will be lost.

In September 2004, the Company formed Mays Business Development Fund, Inc. (“MBDF”) and received 200,000 shares of restricted and illiquid stock which we initially recorded at their par value of $0.001 per share to the Company in exchange for the Company’s commitment, as an equity investment, of up to $200,000 in funding or services related to implementing MBDF’s business strategy.  The shares were fully paid and non-assessable when issued.  MBDF plans to be a business development company whose primary focus is to finance the commercialization of technologies developed through funded research at Texas A&M University.  In addition, MBDF will provide clinical and academic experience in the private equity industry for students of Texas A&M University in cooperation with the business school.  However, if our efforts to raise additional capital or achieve a liquidity event for one or more of our investments are unsuccessful, we may be unable to meet the $200,000 commitment, and without adequate funding, the business plan of MBDF may not be achieved.  The Company’s commitment relates primarily to costs and services expected to be incurred by MBDF in its efforts to prepare and market a private placement offering for potential institutional investors, and the cash costs are expected to be incurred primarily in the first nine months of 2005.  As the Company invests under its commitment, the Company’s cost basis in MBDF stock will increase.  Prior to MBDF’s private placement, the Company’s shares represent 100% of MBDF’s stock.  Based on the progress of MBDF towards preparing its offering, the value of the services already performed, and the value to MBDF of the Company’s commitment, the Board of Directors of the Company estimated fair value to be $30,000 as of December 31, 2004.  We do not anticipate receiving any dividends from this company nor do we expect to liquidate this investment prior to the effective date of its planned registration statement.  In the event this company is unsuccessful in implementing its business plan and achieving profitability, it is probable that our investment in this company will be lost.

In November 2004, the Company earned 300,000 restricted and illiquid shares of stock in Pan American Production Company, Inc., (“PAmCo”) which we initially recorded at their par value of $0.001 per share in return for business advisory services which we rendered to PAmCo relating to development of their business strategy and plans.  The shares were fully paid and non-assessable when issued.  PAmCo is a privately-owned company based in Houston, Texas, and explores for and produces oil and natural gas.  PAmCo has approximately 4,300,000 shares outstanding.  As of December 31, 2004 the Board of Directors determined that without existing oil and gas production, the original $300 par value provides the best basis for estimating current fair value.

Investment Risk - The Company’s investments potentially subject the Company to various levels of risk associated with economic changes, interest rate fluctuations, political events, war and terrorism, and operating conditions beyond the control of the Company.  Consequently, management’s judgment as to the level of losses that currently exist or may develop in the future, if any, involves the consideration of current and anticipated conditions and their potential effects on the Company’s investments.  Due to the level of risk associated with investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term could materially impact the value of the amounts reflected in the accompanying financial statements.  Investments are carried at fair value as determined in good faith by or under the direction of our Board of Directors of the Company based on information and using valuation methodologies considered appropriate and reliable by the Board.  Generally, the fair value of a private security will initially be based primarily on its original cost to the Company.  Cost will be the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of the portfolio company’s operations, changes in general market conditions, subsequent financings, independent valuations or the availability of market quotations) provide a basis for value other than cost.  For investments in which the Company earns an interest for services rendered, the Board estimates the fair value of the services as the initial basis for estimating fair value of the securities received.  The Board believes that the methods used to value the investments reflected in the accompanying financial statements have been applied appropriately and that the values reflected herein have been calculated in accordance with generally accepted valuation methods which result in valuations in our financial statements being recorded in accordance with generally accepted accounting principles in the United States. However, losses may occur, which may be material to the financial condition of the Company and proceeds, if any, from the disposition of securities could differ significantly from the values reflected herein.  In particular, early stage and seed round investments in private companies, which is the focus of the Company, are typically in illiquid restricted securities with no current market and therefore no market prices or comparables are available upon which to base our estimates. These portfolio companies are often development stage with no operations and no positive cash flow.  These factors, among others, make determination of fair value more difficult and subject to significant judgment errors by our board of directors. As previously discussed, two of the companies in which we made investments in 2004 were written off in 2004 as we no longer believe these companies to be viable ongoing businesses enterprises.

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

REVENUE RECOGNITION – As a business development company, our revenue will be recognized primarily based on security transactions and related income.  Security transactions are accounted for on a trade date basis.  Net realized gains or losses on sales of securities are determined on the specific identification method.  Interest income and expenses are recognized on the accrual basis.  Dividend income is recorded on cumulative preferred equity securities on an accrual basis to the extent that such amounts are expected to be collected and on common equity securities on the record date for private companies or on the ex-dividend date for publicly traded companies.  We assess the collectibility of dividends and interest income receivables in connection with our determination of the fair value of the related security.  To the extent that there are adverse future developments, previously recognized dividend and interest income may not be realized. Through December 31, 2004, we had not received any interest or dividend income, or any other form of cash income or revenues, nor have we sold any of our investments.  Our only realized gains or losses on investments have been losses resulting from abandoning our interests in failed start-up companies.  When fees are paid to us by portfolio companies in their stock, in accordance with generally accepted accounting principles, we generally recognize fee income to the extent of par value or the value of the services rendered which ever appropriate in the case of a new company or fair value in the case of an existing company, as determined by our board of directors.  Fees paid in shares of the stock of our portfolio companies are both restricted and illiquid thus we may be unable to convert these shares of stock to cash in the future.  Increases or decreases in the fair value of investments above or below accounting cost basis are not included in Investment Income but are included in the Statements of Operations as unrealized gains or losses until such time as the investment is liquidated or sold.  See the discussion below of unrealized gains and losses.

REALIZED LOSS ON INVESTMENTS – During 2004, the Board of Directors of the Company determined that two of the Company’s investments were worthless and should be abandoned.  Accordingly, the Company recognized a realized loss of $1,100 on the abandonment of these investments.  The investments that were abandoned are summarized in the table below.

Portfolio company	*	Date of initial investment	Cost
INDEPENDENT ANALYTICS, INC.
(Affordable housing construction)		Feb 2004
… 1,000,000 shares of common stock for services	5%		100

MEMBERTRONICS, INC.
(Financial services company)		Apr 2004
… 1,000,000 shares of common stock for services	20%		1,000
			$ 1,100
*Our approximate equity ownership interest in the portfolio company

1

UNREALIZED GAINS ON INVESTMENT, NET – Because business development companies are required to carry investments at fair value, the Company shows unrealized gains or losses on its statement of operations.  Unrealized gains or losses reflect the difference between fair value, as estimated by the Board of the Company, and accounting cost basis.  Unrealized gains or losses for the year ended December 31, 2004 were as follows:

1

Year ended December 31, 2004
Secure Jobs, Inc.	$ 300,000
Bright Ventures, Inc.	39,150
Reimbursement Services Corporation	39,100
Mays Business Development Fund, Inc.	29,800
Pan American Production Company, Inc.	-0-
$ 408,050

OPERATING AND ORGANIZATIONAL COSTS – The Company has categorized those costs that relate to planning, operation, investment due diligence and marketing as “Operating and organizational costs”.  These costs included personnel charges for planning and marketing, travel, meeting costs and operating activities.

INCOME TAXES – Excluding net unrealized gains, the Company has had losses since inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2004 and 2003 the Company estimates an accumulated tax net operating loss (“NOL”) carryforward of approximately $328,000 and $156,000, respectively, resulting in a deferred tax asset of approximately $112,000 and $53,000, respectively.  The Company has a permanent difference between its tax loss and financial statement loss of approximately $65,000 relating to its development stage costs and writeoff of its prior business.  The tax loss carryforwards begin to expire in 2020.  Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.

When unrealized gains are included, the Company would have cumulative income.  Therefore, deferred income taxes on net unrealized gains have been provided at a tax rate of 34% to the extent the cumulative taxable income including unrealized gains exceeds the NOL carryforward described above.  As of December 31, 2004 the Company’s cumulative income including unrealized gains before providing for deferred tax expense is $80,384.

As of December 31, 2003, the company had a valuation reserve of approximately $53,000 to offset the deferred tax asset relating to the NOL. This reserve was reversed in 2004, which reduced income tax expense in 2004. The Company’s net deferred tax liability at December 31,2004 consists of a deferred tax asset for the NOL of $112,000, and a deferred tax liability of $139,330 relating to the unrealized gains on investments.

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS PER SHARE – Per share amounts have been calculated using the weighted average number of shares outstanding during the respective periods, after giving effect to the reverse stock split that occurred on October 9, 2003.  See Note F.

1

PER SHARE DATA AND RATIOS –

	For the year ended Dec 31, 2004	For the year ended Dec 31, 2003

Investment income	$ 0.025	$ nil
Operating expenses	(0.104)	(0.075)
NET INVESTMENT INCOME (LOSS)	(0.079)	(0.075)

REALIZED LOSSES	nil	nil
NET UNREALIZED GAINS after deferred taxes	0.176	nil

INCREASE (DECREASE) IN NET ASSET VALUE FROM OPERATIONS	0.097	(0.075)

Increase from shares issued during period	0.006	0.024
Net asset value (deficit) – beginning of period	(0.032)	0.019
Net asset value – end of period	$ 0.071	$ (0.032)

Weighted average number of shares during period	2,146,709	1,185,386

Ratios –
Total return to net asset value	Not meaningful	Not meaningful
Net investment income to average net assets	Not meaningful	Not meaningful
Operating expenses to average net assets	Not meaningful	Not meaningful

NEW ACCOUNTING PRONOUNCEMENTS – In December 2002, the FASB issued SFAS 148, "Accounting for Stock-based Compensation and Disclosure - an amendment of FASB Statement No.123" (FAS 148). This statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative transition methods for a voluntary change to fair value accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  With no options or warrants issued, this accounting pronouncement causes no material impact on the financial position or operations of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. With no options or warrants issued, this accounting pronouncement causes no material impact on the financial position or operations of the Company.

NOTE B - PROPERTY AND EQUIPMENT

At December 31, 2004, the Company owned a computer and related display equipment.  The Company currently rents no office space, but has office space available through its principal shareholder.

NOTE C - LOANS FROM SHAREHOLDERS

The Company’s chairman, Jonathan Gilchrist, paid $30,000 of the Company’s obligation to acquire its initial course licenses during 2000 and loaned the Company $5,255 during 2001, an additional $3,000 in 2002, and $4,350 in 2003.  The loan, which was secured by all of the Company’s eLearning assets, was exchanged for those assets on December 31, 2003.

In September 2003, the Internet Business Factory, Inc., committed to loan up to $250,100 to the Company under a note, as amended, due on or before October 31, 2005 bearing interest at the annual rate of six percent.  As of December 31, 2004 and 2003, the Company had drawn $250,097 on this commitment.

NOTE D - ADVANCES PAYABLE – INVESTMENT ADVISOR

The Company’s Investment Advisor, Goldbridge Capital LLC, has advanced funds to pay the costs of the Company on an interim basis.  The advances are a current obligation of the Company which it expects to repay when and if the Company obtains other sources of funding or a liquidity event for one or more of its investments.  The advance currently bears no interest and is an unsecured obligation of the Company.

NOTE E - OFFERING UNDER REGULATION E

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

This Offering was being made on a best efforts basis by the Company’s underwriter, Investors Capital Corporation (the “Underwriter”) with executive offices at 230 Broadway East, Lynnfield, MA 01940.  As of December 31, 2003 the Company had prepaid $40,000 toward the underwriter’s non-accountable expense allowance.  During 2004, attorney fees, state fees, NASD fees, accounting fees, and roadshow costs totaling $88,646 were incurred relating to the offering.  Since the offering was not successful, in 2004 the Company has expensed the $128,646 incurred.

NOTE F - REVERSE STOCK SPLIT

On August 29, 2003 the shareholders of the Company voted to reduce the total number of shares issued and outstanding by effecting a reverse split of the shares on a one share for three share basis.  The reduction in shares became effective on October 9, 2003.  As of that date the number of outstanding shares was reduced from 3,280,000 to 1,093,331.  The reverse stock split increased the par value of common stock from $0.0001 per share to $0.0003 per share and reduced the number of shares authorized from 50,000,000 to 16,666,666.  On December 15, 2003, the shareholders voted to increase the number of authorized shares to 40,000,000 as described more fully in Note H below.  All prior share amounts have been restated in this report to reflect the effects of this reverse stock split.

NOTE G - OTHER RELATED PARTY TRANSACTIONS

During 2003 or 2004, the Company entered into the following transactions with certain directors, executive officers or shareholders who own beneficially more than 5% of the Company’s shares, or members of the immediate family of any of those persons, or other entities in which such persons beneficially own more than 5%:

On August 29, 2003 the Board of Directors approved an employment agreement for Jonathan Gilchrist.  Under the terms of the Agreement, filed with the SEC as an Exhibit to the Company’s report on Form 8-K dated August 29, 2003, Mr. Gilchrist will receive compensation of $8,000 per month beginning in October, 2003.  His compensation for February through December 2004 was not paid, but was accrued.  In December 2004, Mr. Gilchrist agreed to reduce his $88,000 accrued receivable to $16,133 and to accept it in the form of the Company’s common stock totaling 146,667 shares.  At that time, no shares had yet traded on the Nasdaq OTC Bulletin Board and the best bid price was $0.11 per share.

On August 29, 2003, the Company’s shareholders approved an Investment Advisory Agreement appointing Goldbridge Capital, LLC as the Company’s Investment Advisor for an initial term of two years.  Under the terms of the Agreement, Goldbridge will receive a fee of 1.5% of assets under management and bonus participations in years when the Company realizes returns in excess of 25%.  Any fees otherwise due under this agreement through December 31, 2003, was waived by Goldbridge.  Fees of $6,898 are payable under the Agreement to Goldbridge as of December 31, 2004.

On August 29, 2003, the Company’s shareholders approved the acquisition of all of the issued and outstanding shares of American Development Fund, Inc. for 1,000,000 shares (after effecting the reverse stock split described in Note F above) of the common stock of the Company.  American Development Fund, Inc. provides intellectual assets on investment strategies and the evaluation and structuring of early stage investments.  Upon completion of this acquisition on December 1, 2003, American Development Fund, Inc. became a wholly-owned subsidiary of the Company.  The two principal shareholders in American Development Fund, Inc. were Jonathan Gilchrist and James Carroll with a combined ownership of 95%.  Mr. Gilchrist has served as the Company’s chairman and president since inception, and Mr. Carroll is a shareholder.  They also each own 37.5% of Goldbridge Capital, LLC.

The Company’s Chairman, Jonathan Gilchrist, had loaned a total of $42,605 to the Company from inception through August 29, 2003.  The loan, which was secured by all of the Company’s eLearning assets, was exchanged for those assets on December 31, 2003.  The Company recognized a $10,673 impairment loss in reducing the carrying value of the assets to equal the loan balance.

In 2004 no cash compensation was paid to the Company’s independent directors, but in December 2004 the Board agreed to issue 5,000 shares to each of the three independent directors - Mr. Carmichael, Mr. Schaefer, and Mr. Wilson.  The Board issued an additional 5,000 shares to Mr. Wilson for his having agreed to serve as the next chairman of the audit committee.

NOTE H - SHAREHOLDERS’  EQUITY (DEFICIT)

The following transactions affected the number of shares issued or authorized in 2003 and 2004, in addition to the reverse stock split described in Note F above:

On October 15, 2003, the Company granted 33,332 common shares to Brewer Capital Group LLC for investment banking consulting services regarding the effects on the Company of altering its business plan to operate as a business development company.  These shares were valued at $0.03 per share or a total of $1,000 and were non-forfeitable and fully vested when issued.

On December 1, 2003, the Company issued 1,000,000 shares for the acquisition of American Development Fund, Inc., as described in Note G above.

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

Effective December 1, 2004 the Company issued 146,667 shares of its Common Stock to the President, Mr. Gilchrist as described in Note G above.  Also as described in Note G, the Company issued a total of 20,000 shares of its Common Stock to its independent directors on that date.  Additionally, 70,000 shares of Common Stock were issued on that date to people or entities that provided services to the company during 2004.  All of these shares were issued valued at $0.11 per share, the best bid price posted for the company’s stock on the Nasdaq OTC Bulletin Board.  All the shares were non-forfeitable and fully vested when issued.

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

Item 8B. Other Information.

None.

1

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth certain information regarding the members of our board of directors and its executive officers:

Name	Age	Position

Jonathan Gilchrist	53	Chairman and Chief Executive Officer
William Carmichael	49	Director
James Carroll	48	Director
Paul Schaefer	67	Director
Robert Wilson	48	Director

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

We expect to hire management personnel as funds become available and to obtain key personnel if and when we make successful acquisitions.  Also, under our Investment Advisory Agreement, Goldbridge Capital supplies substantially all professional needs for investment analysis and recommendation.

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

William Carmichael – Mr. Carmichael has served as a Director since June 30, 2000.  Mr. Carmichael brings with him a small business management and Internet development background.  In 1999 he founded The American Song and Book Company, Inc., d/b/a/ MannaBeach.com, which is an Internet e-commerce business where he served as Chairman and CEO.  In 1999 Mr. Carmichael served for a short time as the Director of Marketing for iExalt, Inc. before founding MannaBeach.  From 1996 through 1999 Mr. Carmichael worked in the sales and marketing division for TechQuip, a Houston based technical equipment retailer and, from 1990 to 1995, managed his own construction business.  For the last three years he has been the marketing representative in Tennessee for Lapp USA, a major electronic component manufacturer.

James Carroll – Mr. Carroll is the chief executive officer and a co-founder of Goldbridge Capital LLC.  He has served in this capacity from 2000 to the present.  He holds a Master of Accounting degree from Rice University and is a licensed Texas CPA.  He brings a high level of hands on business experience to the Goldbridge team acting as investment advisers and managers for the fund.  Mr.Carroll was the Chief Financial Officer at iExalt (OTCBB: IXLT) for most of 2000.  He founded the Bright Hawk Energy Group in 1995 and prior thereto he was the chief financial officer for Quintana Petroleum Corporation, a large privately held firm.  He has been an Adjunct Assistant Professor in the Jones Graduate Business School at Rice University and is a Certified Management Accountant (CMA).

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

Robert Wilson – Mr. Wilson has been in the securities industry for more than 18 years working with both small and large securities brokerage firms and investment advisors.  He has been a principal of the Forte Group, Inc. since 2000.  Robert is a CPA and was an auditor with Price Waterhouse prior to working in the operations department at Texas First Securities.  He subsequently worked at Kemper Securities (formerly Underwood Neuhaus) a regional investment-banking firm, in the Compliance and Internal Audit Department.  Mr. Wilson founded his own accounting and consulting firm providing financial and compliance services to small and regional investment brokerage firms.  He served as President of Mitchell Rotan, a local investment-banking firm, from 1995-1999, where he helped structure various private placements and syndicate underwritings.  He has been a member of the NASD Board of Arbitrators since 1990.  He also served on the Securities and Capital Markets Committee of the Texas Society of CPAs and was a member of the American Association of Certified Public Accountants.  He has passed qualifications to be registered by the NASD with Series 7, 24, 27, 53 and 63 Securities Licenses.

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

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer and acting principal accounting officer or persons performing similar functions (as well as our other employees, if any, and directors).  The Company undertakes to provide any person without charge, upon request, a copy of such code of ethics.  Requests may be directed to American Enterprise Development Corporation, 1240 Blalock Road, Suite 150, Houston, Texas 77055, attention Jonathan C. Gilchrist, or by calling (713) 266-3700.

Item 10. Executive Compensation.

During the reporting period, the only officer receiving compensation was our CEO, Jonathan Gilchrist.  As provided in the Employment Agreement approved by the Board of Directors on August 29, 2003 and filed as an exhibit to our report 8-K dated August 29, 2003 as filed on September 15, 2003, he receives $8,000 per month beginning October 1, 2003.  He was paid $24,000 in 2003 under this agreement and $8,000 in 2004.  In December 2004, he agreed to reduce his $88,000 accrued receivable for the balance of the fees due in 2004 to $16,133 and to accept it in the form of our common stock totaling 146,667 shares.  At that time, no shares had yet traded on the Nasdaq OTC Bulletin Board and the best bid price was $0.11 per share.

Name and principal position /	Year /	Annual Compensation /	All other compensation

		Salary	Bonus	Other
(a)	(b)	(c)	(d)	(e)	(i)
Jonathan Gilchrist, CEO	2000 2001 2002 2003 2004	-0- -0- -0- $24,000 $24,133	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-

In 2004 no cash compensation was paid to the Company’s independent directors, but in December 2004 the Board agreed to issue 5,000 shares to each of the three independent directors.  The Board issued an additional 5,000 shares to Mr. Wilson for his having agreed to serve as the next chairman of the audit committee.  These shares were valued at $0.11 per share based on the best bid price quoted on the Nasdaq OTC Bulletin Board.  This resulted in stock compensation valued at $550 to each of Mr. Carmichael and Mr. Schaefer, and $1,100 to Mr. Wilson.  No directors received any compensation in 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of the shares of our common stock as of the close of business on December 31, 2004 of each person known by us to own beneficially five percent or more of our common stock and of each of our directors and our officers and directors as a group.  For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13(d)-3 of the Securities Exchange Act of 1934, under which a person is considered to be a beneficial owner of a security if such person has or shares the power to vote or to direct the voting of the security or the power to dispose or to direct the disposition of the security, or if that person has the right to acquire beneficial ownership of that security within 60 days through the exercise of any option, warrant or conversion of a security.

NAME	TOTAL SHARES OF COMMON STOCK BENEFICIALLY OWNED	PERCENTAGE OF CLASS

Jonathan Gilchrist[1] 1240 Blalock Rd, Ste150, Houston, Texas.	674,167	29%
James Carroll[2] 1240 Blalock Rd, Ste150, Houston, Texas	541,501	23%
William Carmichael 880 Grinders Creek Rd. Hohenwald, TN 38462	88,333	4%
Paul Schaefer 1240 Blalock Rd, Ste150, Houston, Texas	126,666	6%
Robert Wilson 1240 Blalock Rd, Ste150, Houston, Texas	10,000	< 1%
All officers and directors as a group (5 persons)	1,404,833	66%

(1)

Mr. Gilchrist directly owns 638,333 shares of our common stock. Mr. Gilchrist is also a 37.5% owner of Goldbridge Capital LLC and has shared voting control over the 35,834 shares of common stock owned by Goldbridge.

(2)

Mr. Carroll owns 505,000 shares of our common stock directly and is President and 37.5% owner of Goldbridge Capital LLC with shared voting control over 35,834 shares that Goldbridge owns.  Mr. Carroll’s wife owns 667 of our shares.

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

On August 29, 2003 the Board of Directors approved an employment agreement for Jonathan Gilchrist.  Under the terms of the Agreement, filed with the SEC as an Exhibit to the Company’s report 8-K dated August 29, 2003, Mr. Gilchrist will receive compensation of $8,000 per month beginning in October, 2003.  We paid Mr. Gilchrist under his contract through January 2004; for the period February through December 2004 we accrued his fees, but did not pay them.  In December, Mr. Gilchrist agreed to reduce his $88,000 accrued receivable to $16,133 and to accept it in the form of our common stock totaling 146,667 shares.  At that time, no shares had yet traded on the Nasdaq OTC Bulletin Board and the best bid price was $0.11 per share.

On August 29, 2003, the Company’s shareholders approved an Investment Advisory Agreement appointing Goldbridge Capital, LLC as the Company’s Investment Advisor for an initial term of two years.  Under the terms of the Agreement, Goldbridge will receive a fee of 1.5% of assets under management and bonus participations in years when the Company realizes returns in excess of 25%.  Any fees otherwise due under this agreement through December 31, 2003, were waived by Goldbridge.  We have accrued fees payable to Goldbridge of $6,898 during 2004.

On August 29, 2003, the Company’s shareholders approved the acquisition of all of the issued and outstanding shares of the American Development Fund, Inc. for 1,000,000 shares (after effecting the reverse stock split described in Note F above) of the common stock of the Company.  The American Development Fund, Inc. provides intellectual assets on investment strategies and the evaluation and structuring of early stage investments.  The American Development Fund, Inc. became a wholly-owned subsidiary of the Company at the close of the transaction.  Prior to the acquisition, the two principal shareholders in the American Development Fund, Inc. were Jonathan Gilchrist and James Carroll with a combined ownership of 95%.  Mr. Gilchrist has served as the Company’s chairman and president since inception, and Mr. Carroll is a shareholder.  They also each own 37.5% of Goldbridge Capital, LLC.  This acquisition was completed on December 1, 2003.

The Company’s Chairman, Jonathan Gilchrist, had loaned a total of $42,605 to the Company since inception through August 29, 2003.  The loan, which was secured by all of the Company’s eLearning assets, was exchanged for those assets on December 31, 2003.  The Company recognized a $10,673 impairment loss in reducing the carrying value of the assets to equal the loan balance.

In 2004 no cash compensation was paid to the Company’s independent directors, but in December 2004 the Board agreed to issue 5,000 shares to each of the three independent directors.  The Board issued an additional 5,000 shares to Mr. Wilson for his having agreed to serve as the next chairman of the audit committee.  These shares were valued at $0.11 per share based on the best bid price quoted on the Nasdaq OTC Bulletin Board.  This resulted in stock compensation valued at $550 to each of Mr. Carmichael and Mr. Schaefer, and $1,100 to Mr. Wilson.  No directors received any compensation in 2003.

Item 13. Exhibits and Reports on Form 8-K.

The following report on Form 8-K was filed during the last quarter of the period covered by this report:

None.

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s SB-2 Registration Statement declared effective January 9, 2002 is incorporated here by reference)
3.1a	Amendment to Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s 8-K dated August 29, 2003 as filed on September 15, 2003 is incorporated her by reference)
3.1b	Amendment to Articles of Incorporation of the Company (filed as Exhibit 3.3 to the Company’s 8-K dated December 1, 2003 as filed on December 16, 2003 is incorporated her by reference)
3.2	By-laws of the Company (filed as Exhibit 3.1 to the Company’s SB-2 Registration Statement declared effective January 9, 2002 is incorporated here by reference)
10.1	Contract for services with The Internet Business Factory (filed as Exhibit 3.1 to the Company’s SB-2 Registration Statement declared effective January 9, 2002 is incorporated here by reference)
10.2	PG Services Agreement dated December 15, 2000 (filed as Exhibit 3.1 to the Company’s SB-2 Registration Statement declared effective January 9, 2002 is incorporated here by reference)
10.3	Note due to Jonathan Gilchrist (filed as Exhibit 3.1 to the Company’s SB-2 Registration Statement declared effective January 9, 2002 is incorporated here by reference)
10.3a	Note due to Jonathan Gilchrist dated September 30, 2001 (filed as Exhibit 3.1 to the Company’s SB-2 Registration Statement declared effective January 9, 2002 is incorporated here by reference)
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

Item 14. Principal Accountant Fees and Services.

Harper & Pearson Company serves as our independent public auditors.  The following fees were incurred by Harper & Pearson Company for services rendered during the years ended December 31, 2004 and 2003:

Audit Fees:  $13,882 and $5,300 for 2004 and 2003, respectively, for services rendered for the audit of our financial statements and review of the financial statements included in our Forms 10-KSB, 10-QSB, 8-K and 1-E.

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
Date: April 14, 2005

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By ___ //s// William Carmichael, Director_____
Date: April 14, 2004

By ___ //s// Robert Wilson, Director_____
Date: April 14, 2005

By ___ //s// James Carroll, Director and Acting Principal Accounting Officer__
Date: April 14, 2005

1