Form 10QSB
period 2005-03-31
AMERICAN ENTERPRISE DEVELOPMENT CORP
filed 2005-05-23
CIK 1136725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

[X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was requi red to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No .
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,363,330 as of May 15, 2005.
Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

TABLE OF CONTENTS

		Page

Part I	Financial Information
	Item 1 –Financial Statements	3
	Item 2 –Management’s Discussion and Analysis or Plan of Operation	18
	Item 3 –Controls and Procedures	24

Part II	Other Information
	Item 1 –Legal Proceedings	25
	Item 2 –Changes in Securities	25
	Item 3 –Defaults Upon Senior Securities	25
	Item 4 –Submission of Matters to a Vote of Security Holders	25
	Item 5 –Other Information	25
	Item 6 –Exhibits and Reports on Form 8-K	25
Signatures		26
Exhibits		attached

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS

			March 31,		December 31,
			2005		2004
			(unaudited)
	ASSETS

	Investments at fair value (cost $157,681 and $156,481 respectively)		$ 604,531		$ 564,531
	Cash and cash equivalents		870 		2,138
	Office equipment		5,300		5,300
	Less: accumulated depreciation		(1,502)		(1,237)

	TOTAL ASSETS		$ 609,199 		$ 570,732

	LIABILITIES AND SHAREHOLDERS’EQUITY

	Loan from shareholder		$ 250,097 		$ 250,097
	Advances payable –Investment Advisor		97,282		57,634
	Accrued interest payable –shareholder		22,718 		19,018
	Accounts payable –related parties		9,138		6,998
	Accounts payable		42,192		41,621
	Deferred income taxes		24,749		27,330
	TOTAL LIABILITIES		446,176 		402,698

	SHAREHOLDERS' EQUITY:
	Preferred Stock –See Note H		-		-
	Common stock $0.0003 par value, 40,000,000shares authorized, 2,363,330 shares issued and outstanding		709 		709
	Common Stock, Class B –See Note H		-		-
	Additional paid-in capital 		178,951 		178,951
	Deficit accumulated during the development stage		(220,813)		(220,813)
	Retained earnings		204,176		209,187
	TOTAL SHAREHOLDERS' EQUITY		163,023		168,034

	TOTAL LIABILITIES AN D SHAREHOLDERS' EQUITY		$ 609,199 		$ 570,732

	NET ASSET VALUE PER SHARE		$ 0.07 		$ 0.07

See accompanying notes.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					3 months		3 months
					ended		ended
					March 31,		March 31,
					2005		2004

INVESTMENT INCOME:
Fees paid by portfolio companies in stock 					$ 1,200		$ 950
TOTAL INVESTMENT INCOME					1,200		950

OPERATING EXPENSES:
Operating and organizational costs					3,743		3,864
General and administrative					13,744		15,047
Depreciation expense					265		265
Related party expenses:
… General and administrative					26,140 		27,000
… Interest expense - shareholder					3,700		3,731
TOTAL OPERATING EXPENSES					47,592 		49,907

INVESTMENT LOSS, NET					(46,392)		(48,957)

UNREALIZED GAINS ON INVESTMENTS, NET					38,800		369,050
Decrease (increase) in deferred income taxes
on unrealized gains					2,581		(33,755)

NET (DECREASE) INCREASE IN NET ASSETS FROM OPERATIONS					$ (5,011)		$ 286,338

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS PER SHARE					$ nil		$ 0.13

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING					2,363,330		2,126,663

See accompanying notes.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(unaudited)

	Common
Stock
Shares	Common
Stock
Amount	Additional
Paid-In
Capital	Deficit
Accumulated
During the
Development
Stage	Retained
Earnings	Total

BALANCE, December 31, 2004	2,363,330	$ 709	$ 178,951	$ (220,813)	$ 209,187	$ 168,034

Net decrease in net assets from operations	- 	- 	- 	-	(5,011) 	(5,011)

BALANCE, March 31, 2005	2,363,330 	$ 709 	$ 178,951 	$ (220,813)	$ 204,176	$ 163,023

See accompanying notes.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
			3 months		3 months
			Ended		Ended
			March 31,		March 31,
			2005		2004
CASH FLOW FROM OPERATING ACTIVITIES
	Net increase (decrease) in net assets from operations		$ (5,011)		$ 286,338
	Adjustments to reconcile net increase (decrease) in net assets to net cash used
	used by operating activities:
	… Unrealized gains on investments, net		(38,800)		(369,050)
	… Increase (decrease) in deferred income taxes on unrealized gains		(2,581)		33,755
	… Fees paid by portfolio companies in their stock		(1,200)		(950)
	… Depreciation and amortization		265		265
	… Changes in Operating Assets and Liabilities:
	…… Prepaid expenses –related parties		-		3,000 (17,000)
	…… Accrued interest and payables		6,411		36,373
	Net Cash Used by Operating Activities		(40,916) 		(10,269)

CASH FLOW FROM INVESTING ACTIVITIES
	Secure Jobs Inc. –additional advances		-		(282)
	Net Cash Used by Investing Activities		- 		(282)

CASH FLOW FROM FINANCING ACTIVITIES
	Advances from Investment Advisor		39,648		-
	Offering costs capitalized during period, written off in November 2004		- 		(16,682)
	Net Cash Provided (Used) by Financing Activities		39,648 		(16,682)

NET DECREASE IN CASH AND CASH EQUIVALENTS		(1,268) 		(27,233)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		2,138		34,489

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$ 870 		$ 7,256

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
	Cash paid for:
	… Interest 		$ - 		$ -
	… Income Taxes		$ -		$ -

See accompanying notes.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
MARCH 31, 2005
(unaudited)

Portfolio company	*
Date of initial investment		Cost		Fair Value

SECURE JOBS, INC.
(Nurse staffing company)			Oct 2003
… 900,000 shares of common stock	13%				$ 150,000		$ 450,000
… Advances for certain cash costs					4,231		4,231

BRIGHT VENTURES, INC.
(Oil and gas production acquisitions)			Mar 2004
… 850,000 shares of common stock for funding commitment for specific costs of up to $50,000	57%				850		40,000

REIMBURSEMENT SERVICES CORPORATION
(Medical billing service acquisitions)			Jun 2004
… 900,000 shares of common stock for funding commitment for specific costs of up to $50,000	58%				900		40,000

MAYS BUSINESS DEVELOPMENT FUND, INC.
(Technology commercialization venture fund)			Sep 2004
… 200,000 shares of common stock for funding commitment for specific costs of up to $200,000	100%				200		30,000

PAN AMERICAN PRODUCTION COMPANY, INC.
(Oil and gas exploration and production)			Nov 2004
… 300,000 shares of common stock for services	7%				300		300

BLUE ORO FOODS, INC.
(Aquaculture acquisitions)			Feb 2005
… 1,200,000 shares of common stock for funding commitment for specific costs of up to $50,000	60%				1,200		40,000

					$ 157,681		$ 604,531
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

See accompanying notes.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(unaudited)

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION –American Enterprise Development Corporation (“the Company”) was incorporated as A Time to Grow, Inc., in Texas on June 28, 2000 for the purpose of developing and delivering online e-Learning products to the consumer market. The Company registered as a reporting company under the Securities Act of 1933 by filing a report on form SB-2 that became effective on January 9, 2002. At a shareholders meeting held on August 29, 2003 the shareholders voted to abandon the exi sting business plan, elected to become a business development company under the Investment Company Act of 1940, and approved changing the name of the company to American Enterprise Development Corporation.

On December 1, 2003, the Company acquired all of t he issued and outstanding shares of American Development Fund, Inc. for 1,000,000 shares of the common stock of the Company. American Development Fund, Inc. provides intellectual assets on investment strategies and the evaluation and structuring of early stage investments. Upon completion of this acquisition, American Development Fund, Inc. became a wholly-owned subsidiary of the Company. When it was acquired, the only asset of American Development Fund, Inc. was its investment in Secure Jobs, Inc., des cribed under “Investments” in this Note A.

On December 30, 2003, the Company filed a Form 1-E containing an Offering Circular for an offering of $4,902,000 consisting of preferred stock and warrants. The offering was amended several times, but failed to r aise the amount needed to break escrow and was abandoned on November 15, 2004. Costs incurred through December 31, 2004 of $128,646 in attempting the offering were expensed in 2004. See Note E below.

PRINCIPLES OF CONSOLIDATION –The consolidated financ ial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

CONDITIONS AFFECTING ONGOING OPERATIONS –In the first quarter of 2004, the Company began ope rating as a business development company, so that it is no longer a development stage company. Nevertheless, the Company is subject to many of the risks associated with development and early stage companies that lack working capital, operating resources a nd contracts, cash and ready access to the credit and equity markets. The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to continue to grow through investment opportunities. As m ore fully discussed in Note E, the Company’s attempt to raise additional capital through an offering under Regulation E was abandoned on November 15, 2004, due to the failure to raise the amount needed to break escrow. In the event the Company is unable to obtain additional debt or equity financing or to achieve a liquidity event for one or more of its investments, the Company will not be able to continue its current level of operations. If the Company is unable to continue its operations, the value of th e Company’s assets will experience a significant decline in value from the values currently reflected in the accompanying balance sheets. Because the Company has limited funds, it will need to rely on funding, if available from Goldbridge Capital LLC or ot her shareholders in order to continue its limited operations.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain positive cash flows from operations and profits. Through March 31, 2005, the Company has not earned cash profits from any sources. The Company has rece ived restricted, illiquid stock in exchange for services it has provided to several of the Company’s portfolio investment companies which are now reflected on the accompanying balance sheets at the board of directors’best estimate of fair value. Because t he shares of stock received for its services are restricted by the issuing enterprise, the Company is limited in its ability to sell the shares. The value of these shares may decline substantially resulting in the Company receiving little or no cash valu e for their services and investments in these portfolio companies.

MANAGEMENT ESTIMATES –The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While it is believed that such est imates are reasonable, actual results could differ from those estimates.

As a business development company, the Company’s investments are in private companies with no publicly available market price. Business development companies are required to carry in vestments at fair value. Generally, the fair value of a private security will initially be based primarily on its original cost to the Company. Management and our board of directors must evaluate the actual and expected future operations of the portfoli o companies, monitor market conditions and evaluate any new financings or other significant events that the portfolio companies may sustain in order to estimate a fair value for our investments in these companies at least quarterly. If our estimates of th e future differ from actual events in the future, for any reason, we may fail to record an unrecognized gain or loss, or we may record it later or earlier than we would with a perfect forecast of the future. Because these investments are restricted and il l iquid, even if the Company correctly estimates a fair value for an investment today, that investment could lose some or all of its value in the near future without our realizing any benefit from our investments or recognizing any cash proceeds from the sa l e of these investments. If, in the future, we determine that a loss has occurred in any of our investments, that loss will be reflected as a reduction in the value of our investments on our consolidated balance sheet, and the reduced values will negative ly impact our earnings and be reflected as a loss on our statements of operations.
INTERIM RESULTS - The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations adopted by the United States Securitie s and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal rec u rring items) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the financial statements and notes thereto included in the annual report on Form 10-KSB of the Company for the year ended December 31, 2004.
CASH AND CASH EQUIVALENTS –The Company considers all highly liquid debt instruments having maturities of three months or less at the date of purchase to be cash equivalents.

PREPAID EXPENSES –In September 2003, the Company engaged the Professional Directors Institute, Inc. (a company that is 47% owned by Jonathan Gilchrist, our Chairman) to provide support for the efforts of the Company’s Board of Directors to follow best corporate governance practices. The Company prepaid for these services through June 2004.

INVESTMENTS –In October 2003, American Development Fund, Inc., made a private equity investment of $100,000 in a new venture called Secure Jobs, Inc. (“ Secure Jobs”) which recruits and plans to place nurses in U.S. hospitals in response to the critical nursing shortage that currently exists in the United States. Our President , Mr. Gilchrist, owns 23% of Secure Jobs and is one of its founders; the President of Goldbridge Capital LLC, our Investment Adviser, owns 3% of Secure Jobs. Mr. Michael Gallagher is the President, CEO; he and his children are the largest shareholders of Secure Jobs. Secure Jobs recruits nurses primarily from outside of the United States for employment in the United States. In the second quarter of 2004, Secure Jobs issued an additional 100,000 shares to American Development Fund, Inc., for consulting s e rvices. The Company currently owns a 13% equity ownership interest in Secure Jobs. Valuation of equity in private companies such as Secure Jobs is difficult, but as of March 31, 2005 the Board of Directors of the Company estimated the fair value of Secu r e Jobs to be $450,000 based on the pricing in a subsequent private placement offering of Secure Jobs under which it has raised $857,500 through December 31, 2004 and on the progress that it has made in executing its business plan. Secure Jobs raised an a d ditional $300,000 at a higher price per share in February 2005, but the Company has not revised its valuation as of March 31, 2005. Secure Jobs is a development stage company with unaudited net book value of approximately $100,000 as of March 31, 2005. Its home office is in Houston, Texas; since January 2004 it has opened seven offices in the Ukraine, Russia and the Czech Republic.   Secure Jobs will need additional capital to fully execute its business plan, and our investment may be lost if it fails to o btain the needed capital, implement its business plan, and achieve profitability. The Company has also advanced $4,231 to Secure Jobs on an interim basis. We do not anticipate receiving any dividends from this company within the next 12 months. In the event this company is unsuccessful in implementing its business plan and achieving profitability, it is probable that our investment in this company will be lost.

In February 2004, the Company earned 1,000,000 restricted and illiquid shares of stock in Independent Analytics, Inc., (“IA” ) which we initially recorded at their par value of $0.0001 per share in return for business advisory services rendered to IA relating to their strategy for growth. The shares were fully paid and non-assessable when issued. IA is a privately-owned company based in Dallas, Texas, and is engaged in the construction of affordable housing. IA has approximately 22,000,000 shares outstanding. As of December 31, 2004 the Board of Directors of the Company determined that the mana gement of IA was abandoning their efforts and that the estimated fair value of these shares should be reduced to $-0-. Therefore, we have written off our investment and abandoned our interest in this portfolio company.

In March 2004, Bright Ventures, Inc. (“BVI”) issued 850,000 restricted and illiquid shares of stock, which we initially recorded at their par value of $0.001 per share in exchange for the Company’s commitment to provide, as an equity investment in BVI, up to $50,000 in certain costs and services related to implementing BVI’s acquisition strategy. The shares were fully paid and non-assessable when issued. BVI plans to acquire producing oil and gas properties, some of which may be acquired from a related party, and become a public company. Because of delays in BVI’s expected date for filing a registration statement, the Company now expects its funding for BVI’s cash costs to be incurred primarily during the second and third quarters of 2005. As the Company invests under its commitment, the Company’s cost basis in BVI stock will increase. Prior to making its acquisitions, the Company’s shares represent 57% of BVI’s stock. Based on the progress of BVI towards one or more letters of intent to acquire producing interests, the value of the services already performed for BVI, and the value to BVI of the Company’s commitment, the Board of Directors of the Company estimated fair value to be $40,000 as of March 31, 2005. We do not anticipate receiving any dividends from this company nor do we expect to liquidate this investment prior to the effective date of its planned registration statement. In the event this company is unsuccessful in implementing its business plan and achieving profitability, it is probable that our investment in this company w ill be lost.

In April 2004, the Company earned 1,000,000 restricted and illiquid shares of stock in Membertronics, Inc., (“MI”) which we initially recorded at their par value of $0.001 per share in return for business advisory services which we rendered t o MI relating to development of their business strategy and plans. The shares were fully paid and non-assessable when issued. MI is a privately-owned company based in Houston, Texas, and is developing a set of financial services specifically for credit u nion customers. MI has approximately 5,000,000 shares outstanding. As of December 31, 2004 the Board of Directors of the Company determined that the management of MI had abandoned their efforts and that the estimated fair value of these shares should be reduced to $-0-. Therefore, we have written off our investment and abandoned our interest in this portfolio company.

In June 2004, Reimbursement Services Corporation (“RSC”) issued 900,000 shares of restricted and illiquid stock which we initially recorded at their par value of $0.001 per share to the Company in exchange for the Company’s commitment to provide, as an equity investment in RSC, up to $50,000 in certain costs and services related to implementing RSC’s acquisition strategy. The shares were f ully paid and non-assessable when issued. RSC plans to acquire medical billing operations and become a public company. Because of delays in RSC’s expected date for filing a registration statement, the Company now expects its funding for RSC ’s cash costs to be incurred primarily in the second and third quarters of 2005. As the Company invests under its commitment, the Company’s cost basis in RSC stock will increase. Prior to making its acquisitions, the Company’s shares represent 58% of RSC’s stock. Based on the progress of RSC towards one or more letters of intent to acquire billing operations, the value of the services already performed for RSC, and value to RSC of the Company’s commitment, the Board of Directors of the Company estimated fair value to be $40,000 as of March 31, 2005. We do not anticipate receiving any dividends from this company nor do we expect to liquidate this investment prior to the effective date of its planned registration statement. In the event this company is unsuccessful in implementing its business plan and achieving profitability, it is probable that our investment in this company will be lost.

In September 2004, the Company formed Mays Business Development Fund, Inc. (“MBDF”) and received 200,000 shares of restricted and illiquid stock which we initially recorded at their par value of $0.001 per share to the Company in exchange for the Company’s commitment, as an equity investment, of up to $200,000 in funding or services related to implementing MBDF’s business strategy. The shares were fully paid and non-assessable when issued. MBDF plans to be a business development company whose primary focus is to finance the commercialization of technologies developed through funded research at Texas A&M University. In addition, MB D F will provide clinical and academic experience in the private equity industry for students of Texas A&M University in cooperation with the business school. However, if our efforts to raise additional capital or achieve a liquidity event for one or more of our investments are unsuccessful, we may be unable to meet the $200,000 commitment, and without adequate funding, the business plan of MBDF may not be achieved. The Company’s commitment relates primarily to costs and services expected to be incurred by MBDF in its efforts to prepare and market a private placement offering for potential institutional investors, and the cash costs are expected to be incurred primarily in the last nine months of 2005. As the Company invests under its commitment, the Compa ny’s cost basis in MBDF stock will increase. Prior to MBDF’s private placement, the Company’s shares represent 100% of MBDF’s stock. Based on the progress of MBDF towards preparing its offering, the value of the services already performed, and the value to MBDF of the Company’s commitment, the Board of Directors of the Company estimated fair value to be $30,000 as of March 31, 2005. We do not anticipate receiving any dividends from this company nor do we expect to liquidate this investment prior to the ef fective date of its planned registration statement. In the event this company is unsuccessful in implementing its business plan and achieving profitability, it is probable that our investment in this company will be lost.

In November 2004, the Company earned 300,000 restricted and illiquid shares of stock in Pan American Production Company, Inc., (“PAmCo” ) which we initially recorded at their par value of $0.001 per share in return for business advisory services which we rendered to PAmCo relating to deve lopment of their business strategy and plans. The shares were fully paid and non-assessable when issued. PAmCo is a privately-owned company based in Houston, Texas, and explores for and produces oil and natural gas. PAmCo has approximately 4,300,000 sh ares outstanding. As of March 31, 2005 the Board of Directors determined that the original $300 par value provides the best basis for estimating current fair value.

In February 2005, Blue Oro Foods, Inc. (“BOF”) issued 1,200,000 restricted and illiquid shares of stock, which we initially recorded at their par value of $0.001 per share in exchange for the Company’s commitment to provide, as an equity investment in BOF, up to $50,000 in certain costs and services related to implementing BOF’s acquisition str ategy. The shares were fully paid and non-assessable when issued. BOF plans to acquire aquaculture operations and become a public company. The Company expects its funding for BOF’s cash costs to be incurred primarily during the second and third quarters of 2005. As the Company invests under its commitment, the Company’s cost basis in BOF stock will increase. Prior to making its acquisitions, the Company’s shares represent 60% of BOF’s stock. Based on the progress of BOF towards one or more letters of intent to acquire aquaculture operations, the value of the services already performed for BOF, and the value to BOF of the Company’s commitment, the Board of Directors of the Company estimated fair value to be $40,000 as of March 31, 200 5. We do not anticipate receiving any dividends from this company nor do we expect to liquidate this investment prior to the effective date of its planned registration statement. In the event this company is unsuccessful in implementing its business pla n and achieving profitability, it is probable that our investment in this company will be lost.

Investment Risk - The Company’s investments potentially subject the Company to significant levels of risk associated with economic changes, interest rate fluctuations, political events, war and terrorism, and operating conditions of the investment companies beyond the control of the Company. Consequently, management’s judgment as to the level of losses that currently exist or may develop in the future, if any, involves the consideration of cu rrent and anticipated conditions and their potential effects on the Company’s investments. Due to the significant level of risk associated with investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term could materially impact the value of the amounts reflected in the accompanying financial statements. Investments are carried at fair value as determined in good faith by or under the direction o f our Board of Directors of the Company based on information and using valuation methodologies considered appropriate and reliable by the Board. Generally, the fair value of a private security will initially be based primarily on its original cost to the Company. Cost will be the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of the portfolio company’s operations, changes in general market conditions, subsequent financings, independent valuations or the availability of market quotations) provide a basis for value other than cost. For investments in which the Company earns an interest for services rendered, the Board estimates the fair value of the se r vices as the initial basis for estimating fair value of the securities received. The Board believes that the methods used to value the investments reflected in the accompanying financial statements have been applied appropriately and that the values refl e cted herein have been calculated in accordance with generally accepted valuation methods which result in valuations in our financial statements being recorded in accordance with generally accepted accounting principles in the United States. However, losse s may occur, which may be material to the financial condition of the Company and proceeds, if any, from the disposition of securities could differ significantly from the values reflected herein. In particular, early stage and seed round investments in pri v ate companies, which is the focus of the Company, are typically in illiquid restricted securities with no current market and therefore no market prices or comparables are available upon which to base our estimates. These portfolio companies are often deve l opment stage with no operations and no positive cash flow. These factors, among others, make determination of fair value more difficult and subject to significant judgment errors by our board of directors. As previously discussed, two of the companies in which we made investments in 2004 were written off in 2004 as we no longer believe these companies to be viable ongoing businesses enterprises.

PROPERTY AND EQUIPMENT –Property and e quipment is carried at original cost or adjusted to net realizable value, as applicable. Maintenance and repair costs are charged to expense as incurred. When assets are sold or retired, the remaining costs and related accumulated depreciation are remov e d from the accounts and any resulting gain or loss is included in income. For financial reporting purposes, depreciation of property and equipment is provided using the straight-line method based upon the expected useful lives of each class of assets. E stimated useful lives of assets are as follows: Furniture and fixtures five to seven years; computers and other office equipment three to five years.

FINANCIAL INSTRUMENTS –FAIR VALUE –the carrying values of the Company’s financial instruments, which include cash and cash equivalents, and debt, approximate their respective fair values.

CONCENTRATIONS OF CREDIT RISK –Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of investments, trade rec eivables and cash. The Company places its cash with high credit quality financial institutions. At times in the future, such amounts may exceed the FDIC limits.

REVENUE RECOGNITION –As a business development company, our revenue will be recognized pr imarily based on security transactions and related income. Security transactions are accounted for on a trade date basis. Net realized gains or losses on sales of securities are determined on the specific identification method. Interest income and expe n ses are recognized on the accrual basis. Dividend income is recorded on cumulative preferred equity securities on an accrual basis to the extent that such amounts are expected to be collected and on common equity securities on the record date for private companies or on the ex-dividend date for publicly traded companies. We assess the collectibility of dividends and interest income receivables in connection with our determination of the fair value of the related security. To the extent that there are ad v erse future developments, previously recognized dividend and interest income may not be realized. Through March 31, 2005, we had not received any interest or dividend income, or any other form of cash income or revenues, nor have we sold any of our invest ments. Our realized losses on investments have been losses resulting from abandoning our interests in failed start-up companies. When fees are paid to us by portfolio companies in their stock, in accordance with generally accepted accounting principles, we generally recognize fee income to the extent of par value or the value of the services rendered which ever appropriate in the case of a new company or fair value in the case of an existing company, as determined by our board of directors. Fees paid in shares of the stock of our portfolio companies are both restricted and illiquid thus we may be unable to convert these shares of stock to cash in the future. Increases or decreases in the fair value of investments above or below accounting c ost basis are not included in Investment Income but are included in the Statements of Operations as unrealized gains or losses until such time as the investment is liquidated or sold. See the discussion below of unrealized gains and losses.

REALIZED LOSS ON INVESTMENTS –During 2004, the Board of Directors of the Company determined that two of the Company’s investments were worthless and should be abandoned. Accordingly, the Company recognized a realized loss in 2004 of $1,100 on the abandonment of these investments. The investments that were abandoned are summarized in the table below. No realized losses were recorded in the three months ended March 31, 2005 or 2004.

Portfolio company	*		Date of initial investment		Cost
INDEPENDENT ANALYTICS, INC.
(Affordable housing construction)			Feb 2004
… 1,000,000 shares of common stock for services	5%				$ 100

MEMBERTRONICS, INC.
(Financial services company)			Apr 2004
… 1,000,000 shares of common stock for services	20%				1,000
					$ 1,100
*Our approximate equity ownership interest in the portfolio company

UNREALIZED GAINS ON INVESTMENT, NET –Because business development companies are required to carry investments at fair value, the Company shows unre alized gains or losses on its statement of operations. Unrealized gains or losses reflect the difference between fair value, as estimated by the Board of the Company, and accounting cost basis. Unrealized gains or losses for the three months ended March 31, 2005 and 2004 were as follows:

		3 months ended
March 31, 2005		3 months ended
March 31, 2004
Secure Jobs, Inc.		$ -		$ 300,000
Independent Analytics		-		29,900
Bright Ventures, Inc.		-		39,150
Blue Oro Foods, Inc.		38,800 		-
		$ 38,800		$ 369,050

OPERATING AND ORGANIZATIONAL COSTS –The Company has categorized those costs that relate to planning, operation, investment due diligence and marketing as “Operating and organizational costs” . These costs included personnel charges for planning and marketing, travel, meeting costs and operating activities.

INCOME TAXES –Excluding net unrealized gains, the Company has had losses since inception and, therefore, has not been subject to federal income taxes. As of March 31, 2005 and December 31, 2004 the Company estimates an accumulated tax net operating loss (“NOL” ) carryforward of approximately $374,000 and $328,000, respectively, resulting in a deferred tax asset of approximately $127,000 an d $112,000, respectively. The Company has a permanent difference between its tax loss and financial statement loss of approximately $65,000 relating to its development stage costs and writeoff of its prior business. The tax loss carryforwards begin to e x pire in 2020. Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal i ncome tax purposes.

When unrealized gains are included, the Company would have cumulative income. Therefore, deferred income taxes on net unrealized gains have been provided at a tax rate of 34% to the extent the cumulative taxable income including unr ealized gains exceeds the NOL carryforward described above. As of March 31, 2005 and December 31, 2004 the Company’s cumulative income including unrealized gains before providing for deferred tax expense is $72,791 and $80,384, respecitively.

The Company’s net deferred tax liability at March 31, 2005 consists of a deferred tax asset for the NOL of $127,000, and deferred tax liability of $151,749 relating to the unrealized gain on investments; at December 31, 2004 the net deferred tax liability consists of a deferred tax asset for the NOL of $112,000, and a deferred tax liability of $139,330 relating to the unrealized gains on investments.

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS PER SHARE –Per share amounts have been calculated using the weighted average number of shares outstanding during the respective periods, after giving effect to the reverse stock split that occurred on October 9, 2003. See Note F.

PER SHARE DATA AND RATIOS –

		For the three monhts ended March 31, 2005		For the three monhts ended March 31, 2004

 Investment income		$ 0.001 		$ 0.000
Operating expenses		(0.020)		(0.023)
NET INVESTMENT LOSS		(0.019)		(0.023)

REALIZED LOSSES		0.000		0.000
NET UNREALIZED GAINS after deferred taxes		0.017		0.158

INCREASE (DECREASE) IN NET ASSET VALUE FROM OPERATIONS		(0.002)		0.135

Net asset value (deficit) –beginning of period		0.071		(0.032)

Net asset value –end of period		$ 0.069		$ 0.103

Weighted average number of shares during period		2,363,330		2,126,663

 Ratios –
Total return to net asset value		Not meaningful		Not meaningful
Net investment income to average net assets		Not meaningful		Not meaningful
Operating expenses to average net assets		Not meaningful		Not meaningful

NOTE B - PROPERTY AND EQUIPMENT

At March 31, 2005, the Company owned a computer and related display equipment. The Company currently rents no office space, but has office space available through its principal shareholder.

NOTE C - LOAN FROM SHAREHOLDER

In September 2003, the Internet Business Factory, Inc., committed to loan up to $250,100 to the Company under a note, as amended, due on or before October 31, 2005 bearing interest at the annual rate of six percent. As of March 31, 2005 and December 31, 2004, the Company had drawn $25 0,097 on this commitment.

NOTE D -ADVANCES PAYABLE –INVESTMENT ADVISOR

The Company’s Investment Advisor, Goldbridge Capital LLC, has advanced funds to pay the costs of the Company on an interim basis. The advances are a current obligation of the Compa ny which it expects to repay when and if the Company obtains other sources of funding or a liquidity event for one or more of its investments. The advance currently bears no interest and is an unsecured obligation of the Company.

NOTE E - OFFERING UNDER REGULATION E

In 2004 t he Company attempted a public offering of 817,000 Units at $6.00 per Unit for a total offering amount of $4,902,000. Each Unit consisted of one share of $0.0006 par value Class A preferred stock (“Preferred Stock”) a nd two Unit Warrants. Each share of Preferred Stock was convertible into two shares of $0.0003 par value voting common stock at any time at the option of the holder and holds two votes on all matters submitted to the shareholders for approval. Each Unit Warrant permitted the purchase, for a two-year period commencing October 1, 2005, of one share of $0.0003 par value Class B, non-voting common stock at $4.00 per share, subject to certain restrictions. The offering was amended several times, but failed t o raise the amount needed to break escrow and was abandoned on November 15, 2004. Since the offering was not successful, in 2004 the Company expensed the $128,646 incurred.

NOTE F - REVERSE STOCK SPLIT

On August 29, 2003 the shareholders of the Company voted to reduce the total number of shares issued and outstanding by effecting a reverse split of the shares on a one share for three share basis. The reduction in shares became effective on October 9, 2003. As of that date the number of outstanding sh a res was reduced from 3,280,000 to 1,093,331. The reverse stock split increased the par value of common stock from $0.0001 per share to $0.0003 per share and reduced the number of shares authorized from 50,000,000 to 16,666,666. On December 15, 2003, the shareholders voted to increase the number of authorized shares to 40,000,000 as described more fully in Note H below. All prior share amounts have been restated in this report to reflect the effects of this reverse stock split.

NOTE G - OTHER RELATED PARTY TRANSACTIONS

During 2003, 2004 or the first three months of 2005, the Company entered into the following transactions with certain directors, executive officers or shareholders who own beneficially more than 5% of the Company’s shares, or members of t he immediate family of any of those persons, or other entities in which such persons beneficially own more than 5%:

On August 29, 2003 the Board of Directors approved an employment agreement for Jonathan Gilchrist. Under the terms of the Agreement, filed with the SEC as an Exhibit to the Company’s report on Form 8-K dated August 29, 2003, Mr. Gilchrist will receive compensation of $8,000 per month beginning in October, 2003. His compensation for February through December 2004 was not paid, but was accrue d. In December 2004, Mr. Gilchrist agreed to reduce his $88,000 accrued receivable to $16,133 and to accept it in the form of the Company’s common stock totaling 146,667 shares. At that time, no shares had yet traded on the Nasdaq OTC Bulletin Board and the best bid price was $0.11 per share. His monthly compensation has been paid in cash during the first three months of 2005.

On August 29, 2003, the Company’s shareholders approved an Investment Advisory Agreement appointing Goldbridge Capital, LLC as the Company’s Investment Advisor for an initial term of two years. Under the terms of the Agreement, Goldbridge will receive a fee of 1.5% of assets under management and bonus participations in years when the Company realizes returns in excess of 25%. Any fees otherwise due under this agreement through December 31, 2003, was waived by Goldbridge. Fees of $9,038 and $6,898 were payable under the Agreement to Goldbridge as of March 31, 2005 and December 31, 2004, respectively.

On August 29, 2003, the Company’s shareholders approved the acquisition of all of the issued and outstanding shares of American Development Fund, Inc. for 1,000,000 shares (after effecting the reverse stock split described in Note F above) of the common stock of the Company. American Development Fund, Inc. provides intellectual assets on investment strategies and the evaluation and structuring of early stage investments. Upon completion of this acquisition on December 1, 2003, American Development Fund, Inc. became a wholly-owned su bsidiary of the Company. The two principal shareholders in American Development Fund, Inc. were Jonathan Gilchrist and James Carroll with a combined ownership of 95%. Mr. Gilchrist has served as the Company’s chairman and president since inception, and Mr. Carroll is a shareholder. They also each own 37.5% of Goldbridge Capital, LLC.

The Company’s Chairman, Jonathan Gilchrist, had loaned a total of $42,605 to the Company from inception through August 29, 2003. The loan, which was secured by all of the Company’s eLearning assets, was exchanged for those assets on December 31, 2003. The Company recognized a $10,673 impairment loss in reducing the carrying value of the assets to equal the loan balance.

In 2004 no cash compensation was paid to the Company’s independent directors, but in December 2004 the Board agreed to issue 5,000 shares to each of the three independent directors - Mr. Carmichael, Mr. Schaefe r, and Mr. Wilson. The Board issued an additional 5,000 shares to Mr. Wilson for his having agreed to serve as the next chairman of the audit committee.

NOTE H - SHAREHOLDERS’EQUITY (DEFICIT)

At a shareholders meeting held on December 15, 2003 the sh areholders voted to amend the Articles of Incorporation to increase the number of authorized common shares to 40,000,000; to establish a Class B non-voting Common Stock with a par value of $0.0003 with 2,000,000 shares authorized; and to establish a Prefe r red Stock with a par value of $0.0006 with 8,000,000 shares authorized. The Board was authorized, without further shareholder approval, to issue the Preferred Stock in one or more series with powers, rights, preferences, and restrictions as the Board may determine at the time.

On December 22, 2003, the Board authorized the Company to issue up to 1,000,000 shares of Class A Preferred Stock. Each share of Class A Preferred Stock would hold the right to two votes on any matters submitted to the shareholders for a vote. Each share of Class A Preferred Stock is convertible at the holder’s option at any time into two shares of voting Common Stock as adjusted for any further stock splits, stock dividends, or recapitalizations. The Class A Preferred Stock will be adjusted for further stock splits, stock dividends, mergers, consolidations, recapitalizations and the like. The Class A Preferred Stock is senior to all other equity securities as to (i) distribution of assets equal to $3.00 per Class A Preferred sha r e held upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, (ii) payment of dividends and other distributions, and (iii) redemptions. Conversion of the Class A Preferred Stock may occur at the election of the Comp a ny 30 business days following any date on which the closing price of Common Stock has equaled or exceeded $5.00 for 20 of the last 25 trading days. If not previously converted at the option of the holder or the Company, each share of Preferred Stock will automatically convert to Common Stock on the fifth anniversary of the Closing Date of the Offering.The Company does not anticipate that dividends will be paid on the Preferred Stock. There is no coupon on the Preferred Stock and no dividend accumulation rights.

The Class B Common Stock has no voting rights. In all other respects, the rights and privileges of the two classes of common stock are identical.

No shares of Class B Common Stock or Class A Preferred Stock have been issued.

Effective Dec ember 1, 2004 the Company issued 146,667 shares of its Common Stock to the President, Mr. Gilchrist as described in Note G above. Also as described in Note G, the Company issued a total of 20,000 shares of its Common Stock to its independent directors on that date. Additionally, 70,000 shares of Common Stock were issued on that date to people or entities that provided services to the company during 2004. All of these shares were issued valued at $0.11 per share, the best bid price posted for the company ’s stock on the Nasdaq OTC Bulletin Board. All the shares were non-forfeitable and fully vested when issued.

The Company has neither granted nor issued any options, warrants, or other contingent securities.

Item 2.Management's Discussion and Analysis or Plan of Operation.

 The following discussion should be read along with our financial statements, which are included in another section of this document.  This discussion contains forward-looking statements about our expectations for our business and financial needs.   These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations.  The cautionary statements made in this Report should be read as applying to all forward-looki ng statements in any part of this report.
We were incorporated on June 28, 2000 as a Texas Corporation. Our principal office is located at 1240 Blalock Road, Suite 150, Houston, Texas 77055.  Any reference in this document to “the Company,” "our", “we” or “us” refers to American Enterprise Development Corporation. Our original business plan was to provide Web based courses and services designed to meet the training needs of individuals, businesses and organizations.  On August 29, 2003 our shareholders vot ed to abandon that plan and directed the management to become a business development company under the Investment Company Act of 1940. We function as a small venture capital fund focused on the financing needs of small early stage, start-up, and developm e nt stage businesses. Most investments will be made in the form of debt and/or equity in private companies and some public companies with limited liquidity and no ready access to capital. We effectively began active operations as a business development c ompany on January 1, 2004; prior to that time we were a development stage company.
Forward Looking Information
 This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as "expects," "anticipates," "intends," "plans," "believes," "seeks , " "estimates," "will" or words of similar meaning and include, but are not limited to, statements about the expected future business and financial performance of the Company. Forward-looking statements are based on management's current expectations and a s sumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions due to changes in global political, econ omic, business, competitive, market, regulatory and other factors. We undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future developments or otherwise.
Critical Accounting Policies
Our accounting policies are integral to understanding the results reported. The Securities and Exchange Commission (“SEC” ) has issued guidance for the disclosure of “critical accounting policies”. The SEC defines critical accounting policies as those that are most important to the presentation of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
We follow financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States as more fully discussed in our Form 10-KSB for the year ended December 31, 2004. Not all significant accounting policies require management to make difficult, subjective, or complex judgments. However, the policies noted below could be deemed to meet the SEC’s definition of critical accounting policies.
Evaluation as a going concern –As reflected in the accompanying financial statements, we have incurred continuing realized losses, have limited operations and limited liquidity. These matters, among others, indicate that we may not remain a going concern in the future. Because of th i s, management is required to evaluate routinely many business decisions that may impact our ongoing operations. Depending upon decisions made by management and our board of directors, we may not remain a going concern in the future. If we do not remain a going concern, our shareholders and creditors will likely not receive a return of their investment or payment for outstanding goods or services.
Fair value of Investments –As a business development company, the bulk of our assets are investments, and mos t of them will be in private companies with no publicly available market price. Management and our board of directors must evaluate the future operations of these businesses, monitor market conditions and evaluate any new financings that these portfolio c ompanies may have in order for the board to estimate a fair value for our investments in these companies. If our estimates of the future differ from actual events in the future we may fail to record an unrecognized gain or loss, or we may record it later or earlier than we would with a perfect forecast of the future.

 As of March 31, 2005, we had a cash balance of $870. We had made a $100,000 cash equity investment in a private company, had advanced that company an additional $4,231, and earned restricte d and illiquid shares of stock in that company valued at $50,000 ( as determined by our board of directors, based on that company’s current successful private placement sale of securities). In addition, we had earned restricted and illiquid shares of stoc k in seven other private companies issued at par value totaling $4,550. As of December 31, 2004, our board of directors determined that our shares in two of these eight companies were worthless, for which we recorded a realized loss of $1,100 in 2004. O u r review, conducted by our board of directors, of the remaining six investments as of March 31, 2005 indicated a fair value of $604,531. Because these shares of stock are restricted and illiquid, and because the portfolio companies to which these shares o f stock relate are start up enterprises and have not yet achieved profitability or positive cash flows, our valuation of these shares may differ from actual values realized in the future, if any, and we may sustain losses in the future should these portfo l io companies fail to successfully implement their respective business plans. Office equipment had a net book value of $3,798. Our liabilities consisted primarily of payables and a note due to a shareholder, the Internet Business Factory, Inc., which is t h e company that first incubated us and continues as a shareholder. Under this note, as amended, we have borrowed $250,097; the principal is to be repaid no later than October 31, 2005 and bears simple interest at an annual rate of 6%. At March 31, 2005 w e owed accrued interest on the note of $22,718, accounts payable to related parties of $9,138, accounts payable to third parties of $42,192, and advances payable to our Investment Advisor of $97,282 to reimburse it for payments it made in 2004 and 2005 on our behalf.
 Although it is our assessment that our investments have increased in fair value, they are restricted and not liquid, thus our assessment may differ from actual values realized in the future, if any. If we are not able to raise sufficient capita l, we may not be able to successfully implement our new business plan, and if so, we may not be able to remain in business.   If we are unsuccessful in raising capital, we will be unable to fully implement our business plan and will depend upon shareholder loans or capital investments, if available, to fund operations.
Results of Operations
 For the three months ended March 31, 2005 and 2004 our non cash investment income consisted of shares of stock earned from private companies with a total value, as determ ined by our board of directors when issued of $1,200 and $950, respectively. Our operating costs for the three- -month periods totaled $47,592 and $49,907 respectively, consisting primarily of salary for our President, interest on our debt to the Interne t Business Factory Inc., audit costs, and travel costs. Based on our estimate of fair value for our investments, as determined by our board of directors, we had an unrealized gain in the three-month periods of $38,800 and $369,050, respectively. After pr o viding for deferred tax expense on the unrealized gain to the extent that it exceeds our tax loss carryforward, we recorded a Net Decrease In Net Assets From Operations of $5,011 or less than one cent per share and a Net Increase of $286,338 or $0.13 per s hare for the three months ended March 31, 2005 and 2004, respectively. If our assessment of value of our investments differs from actual value realized in the future, if any, we may have overstated or understated the values of our investments and recorde d or failed to record unrealized earnings or losses in our consolidated statement of operations that we will not or will actually realize in the future. All of our earnings to date are non cash, unrealized and consist of restricted and illiquid shares of s tock received from our portfolio companies.

Portfolio Investments
 Investments are carried at fair value as determined in good faith by or under the direction of our Board of Directors. Generally, the fair value of a private security will initially be base d primarily on our original cost. Cost will be the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of the portfolio company’s operations, changes in general market conditions, subsequent financings, independent valuations or the availability of market quotations) provide a basis for value other than cost. For investments in which we earn an interest for services rendered, our Board estimates the fair value of the services as the initial basis for estimating fair value of the securities received. However, it is important to carefully read our financial statements, footnotes and accompanying commentary explaining how we have determined value for each o f our investments. Proceeds, if any, from disposition of securities could differ significantly from their estimated fair value. Because all of our investments in the shares of stock of portfolio investments are restricted and illiquid, we do not expect to receive any dividends or proceeds from the sale of any of these shares in the foreseeable future.
Secure Jobs Inc. –In October 2003, we made a private equity cash investment of $100,000 in a new venture called Secure Jobs, Inc. (“Secure Jobs”) which recrui ts and places nurses in U.S. hospitals in response to the critical nursing shortage that currently exists in the United States. Our President, Mr. Gilchrist, owns 23% of Secure Jobs and is one of its founders; the President of Goldbridge Capital LLC, our Investment Adviser, owns 3% of Secure Jobs. Mr. Michael Gallagher is the President, CEO; he and his children are the largest shareholders of Secure Jobs. Secure Jobs recruits nurses primarily from outside of the United States for employment in the Unite d States. In the second quarter of 2004, Secure Jobs issued an additional 100,000 shares to us for our consulting services. We now own 900,000 shares, or approximately 13% of the equity in Secure Jobs. Valuation of equity in private companies is difficu l t, but as of March 31, 2005 the Board of Directors estimated the fair value to be $0.50 per share or $450,000 based on the pricing in a subsequent private placement offering of Secure Jobs and on the progress that Secure Jobs has made in executing its bus i ness plan. Secure Jobs is a development stage company with net book value of approximately $100,000 as of March 31, 2005; it has generated minimal revenues and incurred operating losses. Its home office is in Houston, Texas; since January 2004 it has ope ned seven offices in the Ukraine, Russia and the Czech Republic.  Secure Jobs will need additional capital to fully execute its business plan, and our investment may be lost if it fails to obtain the needed capital.   Under its private placement in 2004 pric ed at $0.75 per share with an attached debenture or $0.50 per share for pure equity, Secure Jobs has raised an additional $857,500. In February 2005, Secure Jobs initiated a $1,000,000 private placement priced at $1.00 per common share. As of March 31, 2005 it has raised $300,000 under that offering. We have also advanced $4,231 to Secure Jobs on an interim basis.
Independent Analytics, Inc. - In February 2004, we earned 1,000,000 shares in Independent Analytics, Inc., (“IA”) valued at their par value of $0.0001 per share in return for business advisory services rendered to IA relating to their strategy for growth. The shares were fully paid and non-assessable when issued. IA is a privately-owned company based in Dallas, Texas, and was engaged in the c onstruction of affordable housing. IA has approximately 22,000,000 shares outstanding. As of December 31, 2004 we concluded that the management of IA was abandoning their efforts and that we should write-off and abandon our shares in IA.
Bright Ventures, Inc. - In March 2004, Bright Ventures, Inc. (“BVI” ) issued to us 850,000 shares (valued at par value of $0.001 per share) in exchange for our commitment to provide up to $50,000 in certain costs and services relating to the implementation of BVI’s acquisit ion strategy. The shares were fully paid and non-assessable when issued. BVI plans to acquire producing oil and gas properties and become a public company. Prior to BVI making any of its acquisitions, our shares represent 57% of BVI’s stock. Based on the progress of BVI towards one or more letters of intent to acquire producing interests, the value of the services already performed for BVI, and the value of our commitment, we estimated fair value to be $40,000 as of March 31, 2005.
Membertronics, Inc. - In April 2004, we earned 1,000,000 shares in Membertronics, Inc., (“MI” ) valued at their par value of $0.001 per share in return for business advisory services rendered to MI relating to developing their business strategy and plans. The shares were fully paid and non-assessable when issued. MI is a privately-owned company based in Houston, Texas, and was developing a set of financial services specifically for credit union members. MI has approximately 5,000,000 shares outstanding. As of December 31, 2 004 we concluded that the management of MI was abandoning their efforts and that we should write-off and abandon our shares in MI.
Reimbursement Services Corporation - In June 2004, Reimbursement Services Corporation (“RSC”) issued to us 900,000 shares (valued at par value of $0.001 per share) in exchange for our commitment to provide up to $50,000 in certain costs and services relating to the implementation of RSC’s acquisition strategy. The shares were fully paid and non-assessable when issued. RSC plans to acquire medical billing operations and become a public company. Prior to RSC making any of its acquisitions, our shares represent 58% of RSC’s stock. Based on the progress of RSC towards one or more letters of intent to acquire billing operations, the value of services already performed for RSC, and the value of our commitment, we estimated fair value to be $40,000 as of March 31, 2005.
Mays Business Development Fund, Inc. - In September 2004, we formed Mays Business Development Fund, Inc. (“MBDF” ) and received 200,000 shares (valued at par value of $0.001 per share) in exchange for our commitment of up to $200,000 in funding or services related to implementing MBDF’s business strategy. The shares were fully paid and non-assessable when issued. MBDF plans to be a business development company whose primary focus is to finance the commercialization of technologies developed through funded research at Texas A&M University. MBDF is preparing a private placement to be offered to instit utional investors. Prior to MBDF’s private placement, the Company’s shares represent 100% of MBDF’s stock. Based on the progress of MBDF towards preparing its offering, the value of services already performed, and the value to MBDF of the Company’s commit ment, the Board of Directors of the Company estimated fair value to be $30,000 as of March 31, 2005.
Pan American Production Company, Inc. –In November 2004, we earned 300,000 shares in Pan American Production Company, Inc. (“PAmCo”) valued at their par v alue of $0.001 per share in return for business advisory services rendered to PAmCo relating to developing their business strategy and plans. The shares were fully paid and non-assessable when issued. PAmCo is an exploration and production company in th e oil and gas business, based in Houston, Texas. As of March 31, 2005 PAmCo owns oil and gas leases covering about 11,000 acres in four areas in Texas. In January 2005 it completed its first producing well to a gas pipeline and, as of March 31, 2005, is r eceiving over $50,000 per month in net revenues for its interest in the well. PAmCo has prepared a private placement but has not yet raised any funds under the offering. As of March 31, 2005, the Board of Directors determined that the $300 par value pro vided the best basis for estimated fair value.
Blue Oro Foods, Inc. - In February 2005, Blue Oro Foods, Inc. (“BOF” ) issued to us 1,200,000 shares (valued at par value of $0.001 per share) in exchange for our commitment to provide up to $50,000 in certain costs and services relating to the implementation of BOF’s acquisition strategy. The shares were fully paid and non-assessable when issued. BOF plans to acquire aquaculture operations and become a public company. Prior to BOF making any of its acquisitions, our shares represent 60% of BOF’s stock. Based on the progress of BOF towards one or more letters of intent to acquire aquaculture operations, the value of services already performed for BOF, and the value of our commitment, we estimated fair value to be $40,000 as of March 31, 2005.

Liquidity and Capital Resources
 As of March 31, 2005, we had total assets of $609,199 and $446,176 in liabilities. All of which, with the exception of $870 and $3,798 of cash and net office equipment, respectively are ill iquid or intangible and are subject to significant fluctuations in values which are beyond the control of the Company and result specifically from valuation adjustments as determined necessary by our board of directors on a quarterly basis in order to comply with the requirement of business development companies to estimate fair value.  As of December 31, 2004 we had total assets of $570,732 and $402,698 in liabilities.  We had a Net Decrease In Net Assets From Operations of $5,011 and a Net Increase of $286 ,338 for the three months ended March 31, 2005 and 2004, respectively. Our positive net asset balance resulted solely from non cash valuation adjustments (increases in value) as determined by our board of directors to the shares of stock of our portfolio companies.  Had these increases in fair value of our portfolio companies not occurred and been recognized by our board of directors, we would have experienced decreases in net assets of $46,392 and $48,957 for the three month periods ended March 31, 2005 a nd 2004, respectively. Negative cash flow from operating activities for the three months ended March 31, 2005 was $40,916; for the comparable period in 2004, negative cash flow from operating activities was $10,269.
In 2003 we borrowed $250,097 from the Internet Business Factory, Inc., to begin our operations as a business development company and to finance our costs while we attempted to conduct a public offering under Regulation E. Under the note, as amended, the principal is to repaid no later than O ctober 31, 2005 and bears simple interest at an annual rate of 6%.
Under Regulation E we attempted an offering of 817,000 Units at $6.00 per Unit for a total offering amount of $4,902,000. The offering was amended several times, but failed to raise the a mount needed to break escrow and was abandoned on November 15, 2004. This Offering was being made on a best efforts basis by the Company’s underwriter, Investors Capital Corporation (the “Underwriter” ) with executive offices at 230 Broadway East, Lynnfield, MA 01940. In 2004 the Company expensed the $128,646 incurred in the effort.
Our current expenditure demands primarily relate to fulfilling our regulatory filing and reporting requirements, to meeting our commitments to our portfolio companies, and to f ulfilling the terms of the management contract with our President. To meet these demands, we will need to rely on financing from our shareholders or other external sources, which are limited.
We will have to succeed in our financing activities or achieve a liquidity event for one or more of our investments in the months ahead in order to execute on our new business plan and to continue in business.   Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.   Although it is our assessment, based upon information compiled and studied by our board of directors, that our investments have increased in fair value, these investments are restricted and not liquid. Thus it is not expected that we will receive any cash from these investments in the near term, if ever. It is not expected that the internal source of liquidity will improve until significant net cash is provided by our operating and investing activities, and un til then, we intend to rely upon external sources of funding for liquidity needs.  As of March 31, 2005, our sources of external and internal financing are limited.   Our primary sources of capital are the Internet Business Factory, Inc., and Goldbridge Capi tal, LLC. Should these sources of capital fail to continue providing needed capital to the Company, we will not have the needed capital to expand our business as planned.
Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we do not have cash or other material liquid assets in excess of the needs related to conducting our planned offering, nor do we have a n established source of revenue to cover our operating costs and to allow us to continue as a going concern.  We may, in the future, experience significant fluctuations in our results of operations.    If our current offering is not successful, we will be re quired to obtain alternative debt and equity financing or our illiquidity could suppress the value and price of our shares if and when a market for those shares becomes active. However, our current offering may not be successful and alternative offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of our business plan.   Our current working capital is not sufficient to cover cash requirements for 2005 or to bring us to a positive cash flow position.  It is possible that we will never become profitable and will not be able to continue as a going concern.
New Accounting Standards
The Financi al Accounting Standards Board has issued many new accounting standards that do not have an impact on us because we have little or no current operations. Should we become active with operations, the decisions made by management and our Board of Directors c ould result in the our adoption of new accounting standards which could have negative impacts on our financial position, results of operations and cash flows. Because we are not currently operating, we cannot determine which new standards might apply and what impact, if any, the new standards might have.

Item 3.Controls and Procedures.

	Within the 90-day period prior to the filing of this report, the company’s management, including the Chief Executive Officer and Acting Principal Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and A c ting Principal Accounting Officer concluded that the company's disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Acting Principal Accounting Officer completed their evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

There is no current or pending litigation in which we are involved.

ITEM 2. CHANGES IN SECURITIES:

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not Applicable

ITEM 5. OTHER INFORMATION:

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits

Filed herewith:

Exhibit No. 31.1 –Certification Pursuant to 302 of the Sarbanes-Oxley Act of 2002

Exhibit No. 31.2 –Certification Pursuant to 302 of the Sarbanes-Oxley Act of 2002

Exhibit No. 32 –Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None during the period

SIGNATURES

 I n accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 American Enterprise Development Corporation
(Registrant)

By ___/s/ Jonathan C. Gilchrist, President______
(Signature and Title)

Date: May 23, 2005
In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By ___/s/ James Carroll, Acting Principal Accounting Officer__
(Signature and Title)

Date: May 23, 2005