Form 10QSB/A
period 2005-03-31
AMERICAN ENTERPRISE DEVELOPMENT CORP
filed 2005-05-23
CIK 1136725

Unknown;JWC;

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

6

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS

Investments at fair value (cost $157,681 and $156,481 respectively)	$ 604,531	$ 564,531
Cash and cash equivalents	870	2,138
Office equipment	5,300	5,300
Less: accumulated depreciation	(1,502)	(1,237)

TOTAL ASSETS	$ 609,199	$ 570,732

LIABILITIES AND SHAREHOLDERS’ EQUITY

Loan from shareholder	$ 250,097	$ 250,097
Advances payable – Investment Advisor	97,282	57,634
Accrued interest payable – shareholder	22,718	19,018
Accounts payable – related parties	9,138	6,998
Accounts payable	42,192	41,621
Deferred income taxes	24,749	27,330
TOTAL LIABILITIES	446,176	402,698

SHAREHOLDERS' EQUITY:
Preferred Stock – See Note H	-	-
Common stock $0.0003 par value, 40,000,000 shares authorized, 2,363,330 shares issued and outstanding	709	709
Common Stock, Class B – See Note H	-	-
Additional paid-in capital	178,951	178,951
Deficit accumulated during the development stage	(220,813)	(220,813)
Retained earnings	204,176	209,187
TOTAL SHAREHOLDERS' EQUITY	163,023	168,034

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 609,199	$ 570,732

NET ASSET VALUE PER SHARE	$ 0.07	$ 0.07

See accompanying notes.

6

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

6

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

See accompanying notes.

6

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

3 months	3 months
Ended	Ended
March 31,	March 31,
2005	2004
CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets from operations	$ (5,011)	$ 286,338
Adjustments to reconcile net increase (decrease) in net assets to net cash used used by operating activities:
… Unrealized gains on investments, net	(38,800)	(369,050)
… Increase (decrease) in deferred income taxes on unrealized gains	(2,581)	33,755
… Fees paid by portfolio companies in their stock	(1,200)	(950)
… Depreciation and amortization	265	265
… Changes in Operating Assets and Liabilities:
…… Prepaid expenses – related parties	-	3,000 (17,000)
…… Accrued interest and payables	6,411	36,373
Net Cash Used by Operating Activities	(40,916)	(10,269)

CASH FLOW FROM INVESTING ACTIVITIES
Secure Jobs Inc. – additional advances	-	(282)
Net Cash Used by Investing Activities	-	(282)

CASH FLOW FROM FINANCING ACTIVITIES
Advances from Investment Advisor	39,648	-
Offering costs capitalized during period, written off in November 2004	-	(16,682)
Net Cash Provided (Used) by Financing Activities	39,648	(16,682)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,268)	(27,233)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,138	34,489

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 870	$ 7,256

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
… Interest	$ -	$ -
… Income Taxes	$ -	$ -

See accompanying notes.

6

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

6

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

6

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

INVESTMENTS – In October 2003, American Development Fund, Inc., made a private equity investment of $100,000 in a new venture called Secure Jobs, Inc. (“Secure Jobs”) which recruits and plans to place nurses in U.S. hospitals in response to the critical nursing shortage that currently exists in the United States.  Our President, Mr. Gilchrist, owns 23% of Secure Jobs and is one of its founders; the President of Goldbridge Capital LLC, our Investment Adviser, owns 3% of Secure Jobs.  Mr. Michael Gallagher is the President, CEO; he and his children are the largest shareholders of Secure Jobs.  Secure Jobs recruits nurses primarily from outside of the United States for employment in the United States.  In the second quarter of 2004, Secure Jobs issued an additional 100,000 shares to American Development Fund, Inc., for consulting services.  The Company currently owns a 13% equity ownership interest in Secure Jobs.  Valuation of equity in private companies such as Secure Jobs is difficult, but as of March 31, 2005 the Board of Directors of the Company estimated the fair value of Secure Jobs to be $450,000 based on the pricing in a subsequent private placement offering of Secure Jobs under which it has raised $857,500 through December 31, 2004 and on the progress that it has made in executing its business plan.  Secure Jobs raised an additional $300,000 at a higher price per share in February 2005, but the Company has not revised its valuation as of March 31, 2005.  Secure Jobs is a development stage company with unaudited net book value of approximately $100,000 as of March 31, 2005.  Its home office is in Houston, Texas; since January 2004 it has opened seven offices in the Ukraine, Russia and the Czech Republic.  Secure Jobs will need additional capital to fully execute its business plan, and our investment may be lost if it fails to obtain the needed capital, implement its business plan, and achieve profitability.  The Company has also advanced $4,231 to Secure Jobs on an interim basis.  We do not anticipate receiving any dividends from this company within the next 12 months.  In the event this company is unsuccessful in implementing its business plan and achieving profitability, it is probable that our investment in this company will be lost.

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

In June 2004, Reimbursement Services Corporation (“RSC”) issued 900,000 shares of restricted and illiquid stock which we initially recorded at their par value of $0.001 per share to the Company in exchange for the Company’s commitment to provide, as an equity investment in RSC, up to $50,000 in certain costs and services related to implementing RSC’s acquisition strategy.  The shares were fully paid and non-assessable when issued.  RSC plans to acquire medical billing operations and become a public company.  Because of delays in RSC’s expected date for filing a registration statement, the Company now expects its funding for RSC’s cash costs to be incurred primarily in the second and third quarters of 2005.  As the Company invests under its commitment, the Company’s cost basis in RSC stock will increase.  Prior to making its acquisitions, the Company’s shares represent 58% of RSC’s stock.  Based on the progress of RSC towards one or more letters of intent to acquire billing operations, the value of the services already performed for RSC, and value to RSC of the Company’s commitment, the Board of Directors of the Company estimated fair value to be $40,000 as of March 31, 2005.  We do not anticipate receiving any dividends from this company nor do we expect to liquidate this investment prior to the effective date of its planned registration statement.  In the event this company is unsuccessful in implementing its business plan and achieving profitability, it is probable that our investment in this company will be lost.

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

In February 2005, Blue Oro Foods, Inc. (“BOF”) issued 1,200,000 restricted and illiquid shares of stock, which we initially recorded at their par value of $0.001 per share in exchange for the Company’s commitment to provide, as an equity investment in BOF, up to $50,000 in certain costs and services related to implementing BOF’s acquisition strategy.  The shares were fully paid and non-assessable when issued.  BOF plans to acquire aquaculture operations and become a public company.  The Company expects its funding for BOF’s cash costs to be incurred primarily during the second and third quarters of 2005.  As the Company invests under its commitment, the Company’s cost basis in BOF stock will increase.  Prior to making its acquisitions, the Company’s shares represent 60% of BOF’s stock.  Based on the progress of BOF towards one or more letters of intent to acquire aquaculture operations, the value of the services already performed for BOF, and the value to BOF of the Company’s commitment, the Board of Directors of the Company estimated fair value to be $40,000 as of March 31, 2005.  We do not anticipate receiving any dividends from this company nor do we expect to liquidate this investment prior to the effective date of its planned registration statement.  In the event this company is unsuccessful in implementing its business plan and achieving profitability, it is probable that our investment in this company will be lost.

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

6

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

6

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

INCOME TAXES – Excluding net unrealized gains, the Company has had losses since inception and, therefore, has not been subject to federal income taxes.  As of March 31, 2005 and December 31, 2004 the Company estimates an accumulated tax net operating loss (“NOL”) carryforward of approximately $374,000 and $328,000, respectively, resulting in a deferred tax asset of approximately $127,000 and $112,000, respectively.  The Company has a permanent difference between its tax loss and financial statement loss of approximately $65,000 relating to its development stage costs and writeoff of its prior business.  The tax loss carryforwards begin to expire in 2020.  Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.

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

6

PER SHARE DATA AND RATIOS –

	For the three monhts ended March 31, 2005	For the three monhts ended March 31, 2004

Investment income	$ 0.001	$ 0.000
Operating expenses	(0.020)	(0.023)
NET INVESTMENT LOSS	(0.019)	(0.023)

REALIZED LOSSES	0.000	0.000
NET UNREALIZED GAINS after deferred taxes	0.017	0.158

INCREASE (DECREASE) IN NET ASSET VALUE FROM OPERATIONS	(0.002)	0.135

Net asset value (deficit) – beginning of period	0.071	(0.032)

Net asset value – end of period	$ 0.069	$ 0.103

Weighted average number of shares during period	2,363,330	2,126,663

Ratios –
Total return to net asset value	Not meaningful	Not meaningful
Net investment income to average net assets	Not meaningful	Not meaningful
Operating expenses to average net assets	Not meaningful	Not meaningful

NOTE B - PROPERTY AND EQUIPMENT

At March 31, 2005, the Company owned a computer and related display equipment.  The Company currently rents no office space, but has office space available through its principal shareholder.

NOTE C - LOAN FROM SHAREHOLDER

In September 2003, the Internet Business Factory, Inc., committed to loan up to $250,100 to the Company under a note, as amended, due on or before October 31, 2005 bearing interest at the annual rate of six percent.  As of March 31, 2005 and December 31, 2004, the Company had drawn $250,097 on this commitment.

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

NOTE E - OFFERING UNDER REGULATION E

In 2004 the Company attempted a public offering of 817,000 Units at $6.00 per Unit for a total offering amount of $4,902,000.  Each Unit consisted of one share of $0.0006 par value Class A preferred stock (“Preferred Stock”) and two Unit Warrants.  Each share of Preferred Stock was convertible into two shares of $0.0003 par value voting common stock at any time at the option of the holder and holds two votes on all matters submitted to the shareholders for approval.  Each Unit Warrant permitted the purchase, for a two-year period commencing October 1, 2005, of one share of $0.0003 par value Class B, non-voting common stock at $4.00 per share, subject to certain restrictions.  The offering was amended several times, but failed to raise the amount needed to break escrow and was abandoned on November 15, 2004.  Since the offering was not successful, in 2004 the Company expensed the $128,646 incurred.

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

As of March 31, 2005, we had a cash balance of $870.  We had made a $100,000 cash equity investment in a private company, had advanced that company an additional $4,231, and earned  restricted and illiquid shares of stock in that company valued at $50,000 ( as determined by our board of directors, based on that company’s current successful private placement sale of securities).  In addition, we had earned restricted and illiquid shares of stock in seven other private companies issued at par value totaling $4,550.  As of December 31, 2004, our board of directors determined that our shares in two of these eight companies were worthless, for which we recorded a realized loss of $1,100 in 2004.  Our review, conducted by our board of directors, of the remaining six investments as of March 31, 2005 indicated a fair value of $604,531.  Because these shares of stock are restricted and illiquid, and because the portfolio companies to which these shares of stock relate are start up enterprises and have not yet achieved profitability or positive cash flows, our valuation of these shares may differ from actual values realized in the future, if any, and we may sustain losses in the future should these portfolio companies fail to successfully implement their respective business plans. Office equipment had a net book value of $3,798.  Our liabilities consisted primarily of payables and a note due to a shareholder, the Internet Business Factory, Inc., which is the company that first incubated us and continues as a shareholder.  Under this note, as amended, we have borrowed $250,097; the principal is to be repaid no later than October 31, 2005 and bears simple interest at an annual rate of 6%.  At March 31, 2005 we owed accrued interest on the note of $22,718, accounts payable to related parties of $9,138, accounts payable to third parties of $42,192, and advances payable to our Investment Advisor of $97,282 to reimburse it for payments it made in 2004 and 2005 on our behalf.

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

Results of Operations

For the three months ended March 31, 2005 and 2004 our non cash investment income consisted of shares of stock earned from private companies with a total value, as determined by our board of directors when issued of $1,200 and $950, respectively.  Our operating costs for the three- -month periods totaled $47,592 and $49,907 respectively, consisting primarily of salary for our President, interest on our debt to the Internet Business Factory Inc., audit costs, and travel costs.  Based on our estimate of fair value for our investments, as determined by our board of directors, we had an unrealized gain in the three-month periods of $38,800 and $369,050, respectively.  After providing for deferred tax expense on the unrealized gain to the extent that it exceeds our tax loss carryforward, we recorded a Net Decrease In Net Assets From Operations of $5,011 or less than one cent per share and a Net Increase of $286,338 or $0.13 per share for the three months ended March 31, 2005 and 2004, respectively.  If our assessment of value of our investments differs from actual value realized in the future, if any, we may have overstated or understated the values of our investments and recorded or failed to record unrealized earnings or losses in our consolidated statement of operations that we will not or will actually realize in the future. All of our earnings to date are non cash, unrealized and consist of restricted and illiquid shares of stock received from our portfolio companies.

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

Secure Jobs Inc. – In October 2003, we made a private equity cash investment of $100,000 in a new venture called Secure Jobs, Inc. (“Secure Jobs”) which recruits and places nurses in U.S. hospitals in response to the critical nursing shortage that currently exists in the United States.  Our President, Mr. Gilchrist, owns 23% of Secure Jobs and is one of its founders; the President of Goldbridge Capital LLC, our Investment Adviser, owns 3% of Secure Jobs.  Mr. Michael Gallagher is the President, CEO; he and his children are the largest shareholders of Secure Jobs.  Secure Jobs recruits nurses primarily from outside of the United States for employment in the United States.  In the second quarter of 2004, Secure Jobs issued an additional 100,000 shares to us for our consulting services.  We now own 900,000 shares, or approximately 13% of the equity in Secure Jobs.  Valuation of equity in private companies is difficult, but as of March 31, 2005 the Board of Directors estimated the fair value to be $0.50 per share or $450,000 based on the pricing in a subsequent private placement offering of Secure Jobs and on the progress that Secure Jobs has made in executing its business plan. Secure Jobs is a development stage company with net book value of approximately $100,000 as of March 31, 2005; it has generated minimal revenues and incurred operating losses.  Its home office is in Houston, Texas; since January 2004 it has opened seven offices in the Ukraine, Russia and the Czech Republic.  Secure Jobs will need additional capital to fully execute its business plan, and our investment may be lost if it fails to obtain the needed capital.  Under its private placement in 2004 priced at $0.75 per share with an attached debenture or $0.50 per share for pure equity, Secure Jobs has raised an additional $857,500.  In February 2005, Secure Jobs initiated a $1,000,000 private placement priced at $1.00 per common share.  As of March 31, 2005 it has raised $300,000 under that offering.  We have also advanced $4,231 to Secure Jobs on an interim basis.

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

Mays Business Development Fund, Inc. - In September 2004, we formed Mays Business Development Fund, Inc. (“MBDF”) and received 200,000 shares (valued at par value of $0.001 per share) in exchange for our commitment of up to $200,000 in funding or services related to implementing MBDF’s business strategy.  The shares were fully paid and non-assessable when issued.  MBDF plans to be a business development company whose primary focus is to finance the commercialization of technologies developed through funded research at Texas A&M University.  MBDF is preparing a private placement to be offered to institutional investors.  Prior to MBDF’s private placement, the Company’s shares represent 100% of MBDF’s stock.  Based on the progress of MBDF towards preparing its offering, the value of services already performed, and the value to MBDF of the Company’s commitment, the Board of Directors of the Company estimated fair value to be $30,000 as of March 31, 2005.

Pan American Production Company, Inc. – In November 2004, we earned 300,000 shares in Pan American Production Company, Inc. (“PAmCo”) valued at their par value of $0.001 per share in return for business advisory services rendered to PAmCo relating to developing their business strategy and plans.  The shares were fully paid and non-assessable when issued.  PAmCo is an exploration and production company in the oil and gas business, based in Houston, Texas.  As of March 31, 2005 PAmCo owns oil and gas leases covering about 11,000 acres in four areas in Texas.  In January 2005 it completed its first producing well to a gas pipeline and, as of March 31, 2005, is receiving over $50,000 per month in net revenues for its interest in the well.  PAmCo has prepared a private placement but has not yet raised any funds under the offering.  As of March 31, 2005, the Board of Directors determined that the $300 par value provided the best basis for estimated fair value.

Blue Oro Foods, Inc. - In February 2005, Blue Oro Foods, Inc. (“BOF”) issued to us 1,200,000 shares (valued at par value of $0.001 per share) in exchange for our commitment to provide up to $50,000 in certain costs and services relating to the implementation of BOF’s acquisition strategy.  The shares were fully paid and non-assessable when issued.  BOF plans to acquire aquaculture operations and become a public company.  Prior to BOF making any of its acquisitions, our shares represent 60% of BOF’s stock.  Based on the progress of BOF towards one or more letters of intent to acquire aquaculture operations, the value of services already performed for BOF, and the value of our commitment, we estimated fair value to be $40,000 as of March 31, 2005.

Liquidity and Capital Resources

As of March 31, 2005, we had total assets of $609,199 and $446,176 in liabilities. All of which, with the exception of $870 and $3,798 of cash and net office equipment, respectively are illiquid or intangible and are subject to significant fluctuations in values which are beyond the control of the Company and result specifically from valuation adjustments as determined necessary by our board of directors on a quarterly basis in order to comply with the requirement of business development companies to estimate fair value.  As of December 31, 2004 we had total assets of $570,732 and $402,698 in liabilities.  We had a Net Decrease In Net Assets From Operations of $5,011 and a Net Increase of $286,338 for the three months ended March 31, 2005 and 2004, respectively.  Our positive net asset balance resulted solely from non cash valuation adjustments (increases in value) as determined by our board of directors to the shares of stock of our portfolio companies.  Had these increases in fair value of our portfolio companies not occurred and been recognized by our board of directors, we would have experienced decreases in net assets of $46,392 and $48,957 for the three month periods ended March 31, 2005 and 2004, respectively. Negative cash flow from operating activities for the three months ended March 31, 2005 was $40,916; for the comparable period in 2004, negative cash flow from operating activities was $10,269.

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

6

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

6