Form 10-Q
period 2005-09-30
AMERICAN ENTERPRISE DEVELOPMENT CORP
filed 2005-11-18
CIK 1136725

Unknown;

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,363,330 as of November 18, 2005.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

28

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS

Investments at fair value (cost $272,481 and $156,481 respectively)	$ 962,812	$ 564,531
Cash and cash equivalents	653	2,138
Account receivable	52,000	-
Office equipment	5,300	5,300
Less: accumulated depreciation	(2,032)	(1,237)

TOTAL ASSETS	$ 1,018,733	$ 570,732

LIABILITIES AND NET ASSETS

Loan from shareholder	$ 250,097	$ 250,097
Advances payable – Investment Advisor	131,993	57,634
Accrued interest payable – shareholder	30,241	19,018
Accounts payable – related parties	21,759	6,998
Accounts payable	29,097	41,621
Prepaid services	1,500	-
Deferred income taxes	149,282	27,330
TOTAL LIABILITIES	613,969	402,698

NET ASSETS:
Preferred Stock – See Note H	-	-
Common stock $0.0003 par value, 40,000,000 shares authorized, 2,363,330 shares issued and outstanding	709	709
Common Stock, Class B – See Note H	-	-
Additional paid-in capital	178,951	178,951
Deficit accumulated during the development stage	(220,813)	(220,813)
Retained earnings	445,917	209,187
TOTAL NET ASSETS	404,764	168,034

TOTAL LIABILITIES AND NET ASSETS	$ 1,018,733	$ 570,732

NET ASSET VALUE PER SHARE	$ 0.17	$ 0.07

See accompanying notes.

28

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	3 months	3 months	9 months	9 months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

INVESTMENT INCOME:
Fees paid by portfolio companies in stock	$ -	$ 200	$ 101,200	$ 53,050
Consulting fees accrued	13,500	-	67,000	-
Consulting fees received in cash	32,500	-	45,000	-
TOTAL INVESTMENT INCOME	46,000	200	213,200	53,050

OPERATING EXPENSES:
Operating and organizational costs	10,734	-	18,612	5,245
General and administrative	6,450	18,317	24,209	50,862
Cost of attempted public offering	-	88,874	-	88,874
Depreciation expense	265	265	795	795
Related party expenses:
… General and administrative	29,336	28,533	81,761	82,533
… Interest expense - shareholder	3,782	3,772	11,223	11,234
TOTAL OPERATING EXPENSES	50,567	139,761	136,600	239,543

INVESTMENT INCOME (LOSS), NET	(4,567)	(139,561)	76,600	(186,493)

REALIZED LOSS ON INVESTMENTS	-	-	(200)	-
INCREASE (DECREASE) IN NET UNREALIZED GAINS ON INVESTMENTS	(417,043)	29,800	282,282	466,950
Decrease (increase) in deferred income taxes on unrealized gains	143,348	15,328	(121,952)	(42,270)

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS	$ (278,262)	$ (94,433)	$ 236,730	$ 238,187

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS PER SHARE	$ (0.12)	$ (0.04)	$ 0.10	$ 0.11

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,363,330	2,126,663	2,363,330	2,126,663

See accompanying notes.

28

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Retained Earnings	Total

BALANCE, December 31, 2004	2,363,330	$ 709	$ 178,951	$ (220,813)	$ 209,187	$ 168,034

Net increase in net assets from operations	-	-	-	-	236,730	236,730

BALANCE, September 30, 2005	2,363,330	$ 709	$ 178,951	$ (220,813)	$ 445,917	$ 404,764

See accompanying notes.

28

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

9 months	9 months
Ended	Ended
September 30,	September 30,
2005	2004
CASH FLOW FROM OPERATING ACTIVITIES
Net increase in net assets from operations	$ 236,730	$ 238,187
Adjustments to reconcile net increase in net assets to net cash used used by operating activities:
… Basis in investments abandoned	200	-
… Unrealized gains on investments, net	(282,282)	(466,950)
… Increase in deferred income taxes on unrealized gains	121,952	42,270
… Prepaid offering costs	-	40,000
… Fees paid by portfolio companies in their stock	(101,200)	(53,050)
… Depreciation and amortization	795	795
… Changes in Operating Assets and Liabilities:
…… Account receivable and portfolio company receivable	(67,000)	-
…… Prepaid expenses – related parties	-	6,000
…… Accrued interest and payables	13,461	121,399
…… Prepaid services	1,500	-
Net Cash Used by Operating Activities	(75,844)	(71,349)

CASH FLOW FROM INVESTING ACTIVITIES
Secure Jobs Inc. – additional advances	-	(282)
Net Cash Used by Investing Activities	-	(282)

CASH FLOW FROM FINANCING ACTIVITIES
Advances from Investment Advisor	74,359	39,216
Net Cash Provided by Financing Activities	74,359	39,216

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,485)	(32,415)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,138	34,489

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 653	$ 2,074

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
… Interest	$ -	$ -
… Income Taxes	$ -	$ -

See accompanying notes.

28

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2005

(unaudited)

Portfolio company	*	Date of initial investment	Cost	Fair Value

SECURE JOBS, INC.
(Nurse staffing company)		Oct 2003
… 900,000 shares of common stock	12%		$ 150,000	$ -
… Advances for certain cash costs			4,231	-

BRIGHT VENTURES, INC.
(Oil and gas production acquisitions)		Mar 2004
… 850,000 shares of common stock for funding commitment for specific costs of up to $50,000	57%		850	40,000

REIMBURSEMENT SERVICES CORPORATION
(Medical billing service acquisitions)		Jun 2004
… 900,000 shares of common stock for funding commitment for specific costs of up to $50,000	58%		900	40,000

PAN AMERICAN PRODUCTION COMPANY, INC.
(Oil and gas exploration and production)		Nov 2004
… 300,000 shares of common stock for services	7%		300	375,000

BLUE ORO FOODS, INC.
(Aquaculture acquisitions)		Feb 2005
… 1,200,000 shares of common stock for funding commitment for specific costs of up to $50,000	60%		1,200	40,000

INTREPID HOLDINGS, INC.
(Pharmacy fulfillment)		Apr 2005
… 1,250,000 shares of common stock for services	3%		100,000	452,812
… Consulting fees receivable			15,000	15,000

			$ 272,481	$ 962,812
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

28

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

See accompanying notes.

28

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain positive cash flows from operations and profits. Through September 30, 2005, the Company has received cash revenues of only $45,000.  The Company has received restricted, illiquid stock in exchange for services it has provided to several of the Company’s portfolio investment companies which are now reflected on the accompanying balance sheets at the board of directors’ best estimate of fair value, and the Company has receivables for consulting services of $52,000 payable from two independent companies and $15,000 payable from a portfolio company.  Because the shares of stock received for its services are restricted, the Company is limited in its ability to sell the shares.  The value of these shares may decline substantially resulting in the Company receiving little or no cash value for their services and investments in these portfolio companies.

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

As a business development company, the Company’s investments are generally in private companies with no publicly available market price or in public companies with limited access to public capital.  Business development companies are required to carry investments at fair value.  Generally, the fair value of a private security will initially be based primarily on its original cost to the Company.  Management and our board of directors must evaluate the actual and expected future operations of the portfolio companies, monitor market conditions and evaluate any new financings or other significant events that the portfolio companies may sustain in order to estimate a fair value for our investments in these companies at least quarterly.  If our estimates of the future differ from actual events in the future, for any reason, we may fail to record an unrecognized gain or loss, or we may record it later or earlier than we would with a perfect forecast of the future.  Because these investments are restricted and illiquid, even if the Company correctly estimates a fair value for an investment today, that investment could lose some or all of its value in the near future without our realizing any benefit from our investments or recognizing any cash proceeds from the sale of these investments.  If, in the future, we determine that a loss has occurred in any of our investments, that loss will be reflected as a reduction in the value of our investments on our consolidated balance sheet, and the reduced values will negatively impact our earnings and be reflected as a loss on our statements of operations.

INTERIM RESULTS - The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations adopted by the United States Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire year or any interim period.  For further information, refer to the financial statements and notes thereto included in the annual report on Form 10-KSB of the Company for the year ended December 31, 2004.

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

INVESTMENTS – In October 2003, American Development Fund, Inc., made a private equity investment of $100,000 in a new venture called Secure Jobs, Inc. (“Secure Jobs”) which recruits and plans to place nurses in U.S. hospitals in response to the critical nursing shortage that currently exists in the United States.  Our President, Mr. Gilchrist, owns 21% of Secure Jobs and is one of its founders; the President of Goldbridge Capital LLC, our Investment Adviser, owns 3% of Secure Jobs.  Mr. Michael Gallagher is the President and CEO; he and his children are the largest shareholders of Secure Jobs.  Secure Jobs recruits nurses primarily from outside of the United States for employment in the United States.  In the second quarter of 2004, Secure Jobs issued an additional 100,000 shares to American Development Fund, Inc., for consulting services, valued at $50,000.  The Company currently owns a 12% equity ownership interest in Secure Jobs.  The Company has also advanced $4,231 to Secure Jobs.  Secure Jobs successfully brought its first group of nurses into the United States in the second quarter of this year, but subsequent visa applications have been denied.  As a result, as of September 30 2005, the Board of Directors of the Company estimated the fair value of its investment in and advances to Secure Jobs to be zero.  Secure Jobs is attempting to raise additional funds and is considering alternative strategies to bring nurses into the United States.  If it is unsuccessful, our investment will be lost.

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

In March 2004, Bright Ventures, Inc. (“BVI”) issued to us 850,000 restricted and illiquid shares of stock, which we initially recorded at par value of $0.001 per share in exchange for the Company’s commitment to provide, as an equity investment in BVI, up to $50,000 in certain costs and services related to implementing BVI’s acquisition strategy.  The shares were fully paid and non-assessable when issued.  BVI plans to acquire producing oil and gas properties, some of which may be acquired from a company owned by the President of Goldbridge Capital LLC (our Investment Adviser, and become a public company.  Because of delays in BVI’s expected date for filing a registration statement, the Company now expects its funding for BVI’s cash costs to be incurred primarily in early 2006.  As the Company invests under its commitment, the Company’s cost basis in BVI stock will increase.  Prior to making any acquisitions, the Company’s shares represent 57% of BVI’s stock.  Based on the progress of BVI towards one or more letters of intent to acquire producing interests, the value of the services already performed for BVI, and the value to BVI of the Company’s commitment, the Board of Directors of the Company estimated fair value to be $40,000 as of September 30, 2005.  We do not anticipate receiving any dividends from this company nor do we expect to liquidate this investment prior to the effective date of its planned registration statement.  In the event this company is unsuccessful in implementing its business plan and achieving profitability, it is probable that our investment in this company will be lost.

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

In June 2004, Reimbursement Services Corporation (“RSC”) issued to us 900,000 shares of restricted and illiquid stock which we initially recorded at par value of $0.001 per share in exchange for the Company’s commitment to provide, as an equity investment in RSC, up to $50,000 in certain costs and services related to implementing RSC’s acquisition strategy.  The shares were fully paid and non-assessable when issued.  RSC plans to acquire medical billing operations and become a public company.  Because of delays in RSC’s expected date for filing a registration statement, the Company now expects its funding for RSC’s cash costs to be incurred primarily in early 2006.  As the Company invests under its commitment, the Company’s cost basis in RSC stock will increase.  Prior to making any acquisitions, the Company’s shares represent 58% of RSC’s stock.  Based on the progress of RSC towards one or more letters of intent to acquire billing operations, the value of the services already performed for RSC, and value to RSC of the Company’s commitment, the Board of Directors of the Company estimated fair value to be $40,000 as of September 30, 2005.  We do not anticipate receiving any dividends from this company nor do we expect to liquidate this investment prior to the effective date of its planned registration statement.  In the event this company is unsuccessful in implementing its business plan and achieving profitability, it is probable that our investment in this company will be lost.

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

In November 2004, the Company earned 300,000 restricted and illiquid shares of stock in Pan American Production Company, Inc., (“PAmCo”) which we initially recorded at par value of $0.001 per share in return for business advisory services which we rendered to PAmCo relating to development of their business strategy and plans.  The shares were fully paid and non-assessable when issued.  PAmCo is a privately-owned company based in Houston, Texas, and explores for and produces oil and natural gas.  PAmCo has approximately 4,300,000 shares outstanding and has no debt.  It owns oil and gas leases covering over 15,000 acres in Texas, has geological and geophysical data covering over two dozen drilling prospects, and has successfully completed one gas well that has been producing since January 2005 and a second gas well that was completed late in the third quarter of 2005.  Based on the assets in place and a private placement approved by PAmCo’s management at a price of $2.25 per share, the Board of Directors estimated fair value to be $375,000 as of September 30, 2005.  We do not anticipate receiving any dividends from this company nor do we expect to liquidate this investment in the next 12 months.  In the event this company is unsuccessful in implementing its business plan and achieving profitability, it is probable that our investment in this company will be lost.

In February 2005, Blue Oro Foods, Inc. (“BOF”) issued to us 1,200,000 restricted and illiquid shares of stock, which we initially recorded at par value of $0.001 per share in exchange for the Company’s commitment to provide, as an equity investment in BOF, up to $50,000 in certain costs and services related to implementing BOF’s acquisition strategy.  The shares were fully paid and non-assessable when issued.  BOF plans to acquire aquaculture operations and become a public company.  The Company expects its funding for BOF’s cash costs to be incurred primarily in early 2006.  As the Company invests under its commitment, the Company’s cost basis in BOF stock will increase.  Prior to making its acquisitions, the Company’s shares represent 60% of BOF’s stock.  Based on the progress of BOF towards one or more letters of intent to acquire aquaculture operations, the value of the services already performed for BOF, and the value to BOF of the Company’s commitment, the Board of Directors of the Company estimated fair value to be $40,000 as of September 30, 2005.  We do not anticipate receiving any dividends from this company nor do we expect to liquidate this investment prior to the effective date of its planned registration statement.  In the event this company is unsuccessful in implementing its business plan and achieving profitability, it is probable that our investment in this company will be lost.

In April 2005, the Company received 1,250,000 shares of Intrepid Holdings, Inc. (“ITPD”) in payment for consulting services to Galleria Securities Corporation.  The shares of ITPD are publicly traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol ITPD, but the shares received by the Company have not been registered and are therefore restricted under Rule 144.  The shares become tradable subject to Rule 144 restrictions in April 2006.  Shortly after the Company received its shares, ITPD acquired the assets of Rx Fulfillment Services, Inc.  After the acquisition, ITPD has approximately 37,000,000 shares outstanding.  The shares received by the Company were valued at $0.08 per share when received, based upon the price ITPD’s new management agreed to pay for similarly restricted shares.  The last trading price on the OTCBB prior to the Company’s receipt of shares was $0.20 per share.  ITPD plans to provide pharmacy fulfillment services.  Initial implementation is scheduled to occur in the second half of 2005.  Based on the market price of ITPD’s stock, reduced for discounts for restricted securities, for minority ownership and for thinly-traded stocks, the Board of Directors of the Company estimated fair value to be $452,812 (or $0.36225 per share) as of September 30, 2005.  (The average of the closing bid and ask prices for ITPD on the OTCBB was $0.5175 at the end of the quarter.  The average of the closing bid and ask prices at the close of November 15, 2005 was $0.40; if a 30% discount were applied to the closing stock price to determine fair value at the end of November 15, 2005, the fair value of the Company’s investment would have been $350,000.)  ITPD is a development stage company with limited resources and no revenues to-date.  ITPD agreed to pay or accrue a monthly consulting fee of $3,000 to the Company beginning in May 2005 for assistance to ITPD as it develops and implements its business plans.  Our President, Mr. Gilchrist, also has agreed to assist ITPD by serving as a Director and the audit committee chairman.  We do not anticipate receiving any dividends from this company nor do we expect to liquidate any of this investment in the next 6 months.  In the event this company is unsuccessful in implementing its business plan and achieving profitability, it is probable that our investment in this company will be lost.

Investment Risk - The Company’s investments potentially subject the Company to significant levels of risk associated with economic changes, interest rate fluctuations, political events, war and terrorism, and operating conditions of the investment companies beyond the control of the Company.  Consequently, management’s judgment as to the level of losses that currently exist or may develop in the future, if any, involves the consideration of current and anticipated conditions and their potential effects on the Company’s investments.  Due to the significant level of risk associated with investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term could materially impact the value of the amounts reflected in the accompanying financial statements.  Investments are carried at fair value as determined in good faith by or under the direction of the Board of Directors of the Company based on information and using valuation methodologies considered appropriate and reliable by the Board.  For securities that are publicly-traded, the market price, sometimes discounted for thinly-traded and restricted securities, will be the primary measure of fair value.  Generally, the fair value of a private security will initially be based primarily on its original cost to the Company.  Cost will be the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of the portfolio company’s operations, changes in general market conditions, subsequent financings, independent valuations or the availability of market quotations) provide a basis for value other than cost.  For investments in which the Company earns an interest for services rendered, the Board estimates the fair value of the services as the initial basis for estimating fair value of the securities received.  The Board believes that the methods used to value the investments reflected in the accompanying financial statements have been applied appropriately and that the values reflected herein have been calculated in accordance with generally accepted valuation methods which result in valuations in our financial statements being recorded in accordance with generally accepted accounting principles in the United States. However, losses may occur, which may be material to the financial condition of the Company and proceeds, if any, from the disposition of securities could differ significantly from the values reflected herein.  In particular, early stage and seed round investments in private companies, which is the focus of the Company, are typically in illiquid restricted securities with no current market and therefore no market prices or comparables are available upon which to base our estimates. These portfolio companies are often development stage with no operations and no positive cash flow.  These factors, among others, make determination of fair value more difficult and subject to significant judgment errors by our board of directors. As previously discussed, three of the companies in which we made investments in 2004 were written off in 2004 or 2005 as we no longer believe these companies to be viable ongoing businesses enterprises, and the value of our investment in Secure Jobs has been written down to zero because of problems that it has encountered in implementing its plans.

ACCOUNT RECEIVABLE – Galleria Securities Corporation (“Galleria”) has agreed to pay the Company $60,000 for consulting services that the Company rendered in assisting Galleria in its consideration of the acquisition of the assets of Rx Fulfillment Services, Inc., subject to Galleria’s receiving the amounts due to it under notes executed by ITPD.  As of September 30, 2005 Galleria had paid $20,000 of the $60,000 obligation to the Company.  The remaining $40,000 is due when ITPD pays Galleria $400,000 that it owes under a note that was originally due in October 2005 but has been extended until January 2006.  That note to Galleria is further collateralized by a majority of the currently outstanding common shares of ITPD.  If ITPD fails to pay its note to Galleria, then the current controlling shareholders of ITPD lose their stock to Galleria and Galleria would not owe the remaining $40,000 to the Company.  If ITPD is unsuccessful in its efforts to raise capital, they would not have the resources to pay Galleria and the current controlling shareholders of ITPD would lose their stock.  The Company has not established a reserve against the Galleria receivable because it does not expect ITPD to fail to pay its note to Galleria.

El Pegasu International, a homebuilder of affordable homes that began operations in 2005, has agreed to pay the Company $4,000 per month beginning in July 2005 for advisory services.  No payments were received in the third quarter, so the receivable at September 30, 2005 was $12,000; as of November 15, 2005 payments totaling $11,700 had been received.

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

REVENUE RECOGNITION – As a business development company, our revenue will be recognized primarily based on security transactions and related revenues, comprised almost exclusively to-date of restricted and illiquid share of common stock of portfolio companies.  Security transactions are accounted for on a trade date basis.  Net realized gains or losses on sales of securities are determined on the specific identification method.  Interest income and expenses are recognized on the accrual basis.  Dividend income is recorded on cumulative preferred equity securities on an accrual basis to the extent that such amounts are expected to be collected and on common equity securities on the record date for private companies or on the ex-dividend date for publicly traded companies.  We assess the collectibility of dividends and interest income receivables in connection with our determination of the fair value of the related security.  To the extent that there are adverse future developments, previously recognized dividend and interest income may not be realized. Through September 30, 2005, we had not received any interest or dividend income, nor have we sold any of our investments.  We have only received $45,000 in cash revenues through September 30, 2005.  Our realized losses on investments have been losses resulting from abandoning our interests in failed start-up companies.  When fees are paid to us by portfolio companies in their stock, in accordance with generally accepted accounting principles, we generally recognize fee income to the extent of par value or the value of the services rendered which ever is appropriate in the case of a new company or fair value in the case of an existing company, as determined by our board of directors.  Fees paid in shares of the stock of our portfolio companies are both restricted and illiquid thus we may be unable to convert these shares of stock to cash in the future.  Increases or decreases in the fair value of investments above or below accounting cost basis are not included in Investment Income but are included in the Statements of Operations as unrealized gains or losses until such time as the investment is liquidated or sold.  See the discussion below of unrealized gains and losses.

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
			$ 1,100
*Our approximate equity ownership interest in the portfolio company

In 2005 through September 30, the Board of Directors of the Company has determined that one additional investment of the Company was worthless and should be abandoned.  Accordingly, the Company recognized a realized loss of $200 on the abandonment of this investment.  The investment that was abandoned in June 2005 is summarized in the table below.

Portfolio company	*	Date of initial investment	Cost

MAYS BUSINESS DEVELOPMENT FUND, INC.
(Technology commercialization venture fund)		Sep 2004
… 200,000 shares of common stock for funding commitment for specific costs of up to $200,000	100%		$ 200
			$ 200
*Our approximate equity ownership interest in the portfolio company

UNREALIZED GAINS (LOSSES) ON INVESTMENT, NET – Because business development companies are required to carry investments at fair value, the Company shows unrealized gains or losses on its statement of operations.  Unrealized gains or losses reflect the difference between fair value, as estimated by the Board of the Company, and accounting cost basis.  Unrealized gains or (losses) for the three and nine months ended September 30, 2005 and 2004 were as follows:

28

	3 months ended Sept 30, 2005	3 months ended Sept 30, 2004	9 months ended Sept 30, 2005	9 months ended Sept 30, 2004
Secure Jobs, Inc.	$ (454,230)	$ -	$ (454,230)	$ 300,000
Independent Analytics, Inc.	-	-	-	29,900
Bright Ventures, Inc.	-	-	-	39,150
Membertronics, Inc.	-	-	-	29,000
Reimbursement Services Corp.	-	-	-	39,100
Mays Business Development Fund, Inc.	-	29,800	(29,800)	29,800
Pan American Production, Co., Inc.	-	-	374,700	-
Blue Oro Foods, Inc.	-	-	38,800	-
Intrepid Holdings, Inc.	37,187	-	352,812	-
	$ (417,043)	$ 29,800	$ 282,282	$ 466,950

OPERATING AND ORGANIZATIONAL COSTS – The Company has categorized those costs that relate to planning, operation, investment due diligence and marketing as “Operating and organizational costs”.  These costs included personnel charges for planning and marketing, travel, meeting costs and operating activities.

INCOME TAXES – Excluding net unrealized gains, the Company has had losses since inception and, therefore, has not been subject to federal income taxes.  As of September 30, 2005 and December 31, 2004 the Company estimates an accumulated tax net operating loss (“NOL”) carryforward of approximately $251,000 and $328,000, respectively, resulting in a deferred tax asset of approximately $85,000 and $112,000, respectively.  The Company has a permanent difference between its tax loss and financial statement loss of approximately $65,000 relating to its development stage costs and writeoff of its prior business.  The tax loss carryforwards begin to expire in 2020.  Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.

When unrealized gains are included, the Company would have cumulative income.  Therefore, deferred income taxes on net unrealized gains have been provided at a tax rate of 34% to the extent the cumulative taxable income including unrealized gains exceeds the NOL carryforward described above.  As of September 30, 2005 and December 31, 2004 the Company’s cumulative income including unrealized gains before providing for deferred tax expense is $439,066 and $80,384, respectively.

The Company’s net deferred tax liability at September 30, 2005 consists of a deferred tax asset for the NOL of $85,000, and deferred tax liability of $234,282 relating to the unrealized gain on investments; at December 31, 2004 the net deferred tax liability consists of a deferred tax asset for the NOL of $112,000, and a deferred tax liability of $139,330 relating to the unrealized gains on investments.

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS PER SHARE – Per share amounts have been calculated using the weighted average number of shares outstanding during the respective periods, after giving effect to the reverse stock split that occurred on October 9, 2003.  See Note F.

PER SHARE DATA AND RATIOS –

	For the nine months ended Sept 30, 2005	For the nine months ended Sept 30, 2004

Investment income	$ 0.090	$ 0.025
Operating expenses	(0.058)	(0.113)
NET INVESTMENT INCOME (LOSS)	0.032	(0.088)

REALIZED LOSSES	0.000	0.000
NET UNREALIZED GAINS after deferred taxes	0.068	0.199

INCREASE IN NET ASSET VALUE FROM OPERATIONS	0.100	0.111

Net asset value (deficit) – beginning of period	0.071	(0.031)

Net asset value – end of period	$ 0.171	$ 0.080

Weighted average number of shares during period	2,363,330	2,126,663

Ratios –
Increase in net assets from operations to average net assets	82.6%	Not meaningful
Net investment income to average net assets	26.7%	Not meaningful
Operating expenses to average net assets	47.7%	Not meaningful

NOTE B - PROPERTY AND EQUIPMENT

At September 30, 2005, the Company owned a computer and related display equipment.  The Company currently rents no office space, but has office space available through its principal shareholder.

NOTE C - LOAN FROM SHAREHOLDER

In September 2003, the Internet Business Factory, Inc., committed to loan up to $250,100 to the Company under a note, as amended, due on or before January 1, 2006 bearing interest at the annual rate of six percent.  As of September 30, 2005 and December 31, 2004, the Company had drawn $250,097 on this commitment.

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

NOTE E - OFFERING UNDER REGULATION E

In 2004 the Company attempted a public offering of 817,000 Units at $6.00 per Unit for a total offering amount of $4,902,000.  Each Unit consisted of one share of $0.0006 par value Class A preferred stock (“Preferred Stock”) and two Unit Warrants.  Each share of Preferred Stock was convertible into two shares of $0.0003 par value voting common stock at any time at the option of the holder and holds two votes on all matters submitted to the shareholders for approval.  Each Unit Warrant permitted the purchase, for a two-year period commencing October 1, 2005, of one share of $0.0003 par value Class B, non-voting common stock at $4.00 per share, subject to certain restrictions.  The offering was amended several times, but failed to raise the amount needed to break escrow and was abandoned on November 15, 2004.  Since the offering was not successful, in 2004 the Company expensed the $128,646 incurred (of which $88,874 had been incurred through September 30, 2004).

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

NOTE G - OTHER RELATED PARTY TRANSACTIONS

During 2003, 2004 or the first nine months of 2005, the Company entered into the following transactions with certain directors, executive officers or shareholders who own beneficially more than 5% of the Company’s shares, or members of the immediate family of any of those persons, or other entities in which such persons beneficially own more than 5%:

On August 29, 2003 the Board of Directors approved an employment agreement for Jonathan Gilchrist.  Under the terms of the Agreement, filed with the SEC as an Exhibit to the Company’s report on Form 8-K dated August 29, 2003, Mr. Gilchrist will receive compensation of $8,000 per month beginning in October, 2003.  His compensation for February through December 2004 was not paid, but was accrued.  In December 2004, Mr. Gilchrist agreed to reduce his $88,000 accrued receivable to $16,133 and to accept it in the form of the Company’s common stock totaling 146,667 shares.  At that time, no shares had yet traded on the Nasdaq OTC Bulletin Board and the best bid price was $0.11 per share.  All but $5,000 (which is included in “Accounts payable - related parties”) of his monthly compensation has been paid in cash during the first nine months of 2005.

On August 29, 2003, the Company’s shareholders approved an Investment Advisory Agreement appointing Goldbridge Capital, LLC as the Company’s Investment Advisor for an initial term of two years.  Under the terms of the Agreement, Goldbridge will receive a fee of 1.5% of assets under management and bonus participations in years when the Company realizes returns in excess of 25%.  Any fees otherwise due under this agreement through December 31, 2003, was waived by Goldbridge.  Fees of $16,659 and $6,898 were payable under the Agreement to Goldbridge as of September 30, 2005 and December 31, 2004, respectively.

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

NOTE H - NET ASSETS

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

28

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

As of September 30, 2005, we had a cash balance of $653.  We had made a $100,000 cash equity investment in a private company, had advanced that company an additional $4,231, and earned restricted and illiquid shares of stock in that company valued, when earned, at $50,000 (as determined by our board of directors, based on that company’s successful private placement sale of securities at the time).  In April 2005 we earned unregistered shares of stock in a public company listed on the Over-the-Counter Bulletin Board valued at $100,000 (as determined by our board of directors, discounted for its restricted nature, thin trading and minority ownership from the market price at the time which was $250,000).  In addition, we had earned restricted and illiquid shares of stock in seven other private companies issued at par value totaling $4,550.  As of December 31, 2004, our board of directors determined that our shares in two of these nine companies were worthless, for which we recorded a realized loss of $1,100 in 2004.  Up to the time that we concluded these two investments were worthless, we had estimated a fair value of our interests in each of these companies to have been $30,000.  The combined reduction of $58,900 in Unrealized Gains was included in Unrealized Gains on Investments, Net in the period ended December 31, 2004.  As of June 30, 2005, our directors determined that our shares in a third company were worthless, resulting in a realized loss of $200.  Up to the time that we concluded this investment was worthless, we had estimated a fair value of our interests in this company to have been $30,000.  The reduction of $29,800 in Unrealized Gains was included in Unrealized Gains on Investments, Net in the periods ended June 30, 2005.  As of September 30, 2005, our directors determined that our shares and advances in a fourth company have a current fair value of zero, but that our interest in the company should not be abandoned at this time.  As of June 30, 2005, we had estimated a fair value of our interests in this company to have been $454,231.  We have a cost basis in this investment of $154,231.  The writedown of fair value reduced our net Unrealized Gains on Investments by $454,231 in the periods ended September 30, 2005.  If we abandon this investment in the future, we will recognize a Realized Loss of $154,231 (which will also have the effect of increasing the balance of our net Unrealized Gains).  Our review, conducted by our board of directors, of the remaining five investments as of September 30, 2005 indicated a fair value of $962,812 (including an account receivable of $15,000 for fees that one of the company owes to us).  Because these shares of stock are restricted and illiquid, and because the portfolio companies to which these shares of stock relate are start up or early stage enterprises and have not yet achieved profitability or positive cash flows, our valuation of these shares may differ from actual values realized in the future, if any, and we may sustain losses in the future should these portfolio companies fail to successfully implement their respective business plans. Office equipment had a net book value of $3,268.  Our liabilities consisted primarily of payables and a note due to a shareholder, the Internet Business Factory, Inc., which is the company that first incubated us and continues as a shareholder.  Under this note, as amended, we have borrowed $250,097; the principal is to be repaid no later than January 1, 2006 and bears simple interest at an annual rate of 6%.  At September 30, 2005 we owed accrued interest on the note of $30,241, accounts payable to related parties of $21,759, accounts payable to third parties of $29,097, and advances payable to our Investment Advisor of $131,993 to reimburse it for payments it made in 2004 and 2005 on our behalf.

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

Results of Operations

For the three months ended September 30, 2005 our investment income consisted of $32,500 in fees paid in cash and an accrual of $13,500 in fees receivable in cash in the future.  In the nine months ended September 30, 2005 we also received an additional $12,500 in cash, $53,500 in accrued fees, unregistered shares in a thinly-traded public company valued by our board of directors at $100,000 when received (discounted from the market price of $250,000), and shares of stock earned from a private company with a total value, as determined by our board of directors when issued, of $1,200.  In the three and nine months ended September 30, 2004 our investment income was all non cash in nature, as we received shares of stock in private companies with total values determined by our board of directors of $200 and $53,050, respectively.  Our operating costs for the three month periods ended September 30, 2005 and 2004 totaled $50,567 and $139,761, respectively; for the nine month periods then ended operating costs totaled $136,600 and $239,543, respectively.  Operating costs consisted primarily of salary for our President, interest on our debt to the Internet Business Factory Inc., audit costs, and travel costs.  In addition, in the three and nine months periods in 2004, we expensed $88,874 in costs incurred attempting to sell our public equity offering.  Based on our estimate of fair value for our investments, as determined by our board of directors, we had a decrease in our unrealized gains in the three month period ended September 30, 2005 of $417,043 and an increase in the comparable period in 2004 of $29,800; unrealized gains in the nine month periods then ended increased $282,282 and $466,950, respectively.  We had a realized loss of $200 in the nine month period ended September 30, 2005.  After providing for deferred tax expense on the net unrealized gain to the extent that it exceeds our tax loss carryforward, we recorded a Net Decrease In Net Assets From Operations of $278,262 or $0.12 per share and $94,433 or $0.04 per share for the three months ended September 30, 2005 and 2004, respectively; for the nine months then ended, we experienced a Net Increase in Net Assets From Operations of $236,730 or $0.10 per share and $238,187 or $0.11 per share, respectively.  If our assessment of value of our investments differs from actual value realized in the future, if any, we may have overstated or understated the values of our investments and recorded or failed to record unrealized earnings or losses in our consolidated statement of operations that we will not or will actually realize in the future.  Nearly all of our earnings to date are non-cash, unrealized and consist of restricted and illiquid shares of stock received from our portfolio companies.

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

Secure Jobs Inc. – In October 2003, we made a private equity cash investment of $100,000 in a new venture called Secure Jobs, Inc. (“Secure Jobs”) which recruits and plans to place nurses in U.S. hospitals in response to the critical nursing shortage that currently exists in the United States.  Our President, Mr. Gilchrist, owns 21% of Secure Jobs and is one of its founders; the President of Goldbridge Capital LLC, our Investment Adviser, owns 3% of Secure Jobs.  Mr. Michael Gallagher is the President, CEO; he and his children are the largest shareholders of Secure Jobs.  Secure Jobs recruits nurses primarily from outside of the United States for employment in the United States.  In the second quarter of 2004, Secure Jobs issued an additional 100,000 shares to us for our consulting services.  We now own 900,000 shares, or approximately 12% of the equity in Secure Jobs.  We have also advanced $4,231 to Secure Jobs on an interim basis.  Secure Jobs successfully brought its first group of nurses into the United States in the second quarter of this year, but subsequent visa applications have been denied.  As a result, as of September 30, 2005, the Board of Directors of the Company estimated the fair value of its investment in and advances to Secure Jobs to be zero.  Secure Jobs is attempting to raise additional funds and is considering alternative strategies to bring nurses into the United States.  If it is unsuccessful, our investment will be lost.

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

Bright Ventures, Inc. - In March 2004, Bright Ventures, Inc. (“BVI”) issued to us 850,000 shares (valued at par value of $0.001 per share) in exchange for our commitment to provide up to $50,000 in certain costs and services relating to the implementation of BVI’s acquisition strategy.  The shares were fully paid and non-assessable when issued.  BVI plans to acquire producing oil and gas properties and become a public company.  Prior to BVI making any of its acquisitions, our shares represent 57% of BVI’s stock.  Based on the progress of BVI towards one or more letters of intent to acquire producing interests, the value of the services already performed for BVI, and the value of our commitment, we estimated fair value to be $40,000 as of September 30, 2005.

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

Reimbursement Services Corporation - In June 2004, Reimbursement Services Corporation (“RSC”) issued to us 900,000 shares (valued at par value of $0.001 per share) in exchange for our commitment to provide up to $50,000 in certain costs and services relating to the implementation of RSC’s acquisition strategy.  The shares were fully paid and non-assessable when issued.  RSC plans to acquire medical billing operations and become a public company.  Prior to RSC making any of its acquisitions, our shares represent 58% of RSC’s stock.  Based on the progress of RSC towards one or more letters of intent to acquire billing operations, the value of services already performed for RSC, and the value of our commitment, we estimated fair value to be $40,000 as of September 30, 2005.

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

Pan American Production Company, Inc. – In November 2004, we earned 300,000 shares in Pan American Production Company, Inc. (“PAmCo”) valued at their par value of $0.001 per share in return for business advisory services rendered to PAmCo relating to developing their business strategy and plans.  The shares were fully paid and non-assessable when issued.  PAmCo is an exploration and production company in the oil and gas business, based in Houston, Texas, with 4,300,000 shares outstanding.  PAmCo owns oil and gas leases covering about 15,000 acres in four areas in Texas and its first well has been producing gas since January 2005.  A second gas well was successfully completed in September 2005.  As of September 30, 2005, we estimated fair value for our shares to be $375,000.

Blue Oro Foods, Inc. - In February 2005, Blue Oro Foods, Inc. (“BOF”) issued to us 1,200,000 shares (valued at par value of $0.001 per share) in exchange for our commitment to provide up to $50,000 in certain costs and services relating to the implementation of BOF’s acquisition strategy.  The shares were fully paid and non-assessable when issued.  BOF plans to acquire aquaculture operations and become a public company.  Prior to BOF making any of its acquisitions, our shares represent 60% of BOF’s stock.  Based on the progress of BOF towards one or more letters of intent to acquire aquaculture operations, the value of services already performed for BOF, and the value of our commitment, we estimated fair value to be $40,000 as of September 30, 2005.

Intrepid Holdings, Inc. - In April 2005, we received 1,250,000 shares of Intrepid Holdings, Inc. (“ITPD”) in payment for consulting services to Galleria Securities Corporation.  The shares of ITPD are publicly traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol ITPD, but the shares received by the Company have not been registered and are therefore restricted under Rule 144.  The shares become tradable subject to Rule 144 restrictions in April 2006.  Shortly after the Company received its shares, ITPD acquired the assets of Rx Fulfillment Services, Inc.  After the acquisition, ITPD has approximately 37,000,000 shares outstanding.  The shares we received were valued at $0.08 per share when received, based on the price ITPD’s new management agreed to pay for similarly restricted shares.  The last trading price on the OTCBB prior to our receipt of shares was $0.20 per share.  ITPD plans to provide pharmacy fulfillment services.  Initial implementation is scheduled to occur in the second half of 2005.  Based on the market price of ITPD’s stock, reduced for discounts for restricted securities, for minority ownership and for thinly-traded stocks, we estimated fair value to be $452,812 (or $0.36225 per share) as of September 30, 2005.  (The average of the closing bid and ask prices for ITPD on the Over-the-Counter Bulletin Board was $0.5175 at the end of the quarter.  The average of the closing bid and ask prices on November 15, 2005 was $0.40; if a 30% discount were applied to the closing stock price to determine fair value at that date, the fair value of the Company’s investment would have been $350,000.)  ITPD agreed to pay or accrue a monthly consulting fee of $3,000 to the Company beginning in May 2005 for assistance to ITPD as it develops and implements its business plans.  Our President, Mr. Gilchrist, also has agreed to assist ITPD by serving as a Director and the audit committee chairman.  ITPD is a development stage company with limited resources and no revenues to-date.

Liquidity and Capital Resources

As of September 30, 2005, we had total assets of $1,018,733 and $613,969 in liabilities.  Our assets, with the exception of $653 in cash, $52,000 in accounts receivable and $3,268 in net office equipment, respectively are illiquid or intangible and are subject to significant fluctuations in values which are beyond the control of the Company and result specifically from valuation adjustments as determined necessary by our board of directors on a quarterly basis in order to comply with the requirement of business development companies to estimate fair value.  As of December 31, 2004 we had total assets of $570,732 and $402,698 in liabilities.  We had a Net Decrease In Net Assets From Operations of $278,262 and $94,433 for the three months ended September 30, 2005 and 2004, respectively; for the nine months then ended, we experienced a Net Increase in Net Assets From Operations of $236,730 and $238,187, respectively.  Our positive net asset balance resulted solely from non-cash valuation adjustments (increases in value) as determined by our board of directors to the shares of stock of our portfolio companies.  Had these increases in fair value of our portfolio companies not occurred and been recognized by our board of directors, we would have experienced decreases in net assets.  Negative cash flow from operating activities for the nine months ended September 30, 2005 was $75,844; for the comparable period in 2004, negative cash flow from operating activities was $71,349.

In 2003 we borrowed $250,097 from the Internet Business Factory, Inc., to begin our operations as a business development company and to finance our costs while we attempted to conduct a public offering under Regulation E.  Under the note, as amended, the principal is to repaid no later than January 1, 2006 and bears simple interest at an annual rate of 6%.

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

We will have to succeed in our financing activities or achieve a liquidity event for one or more of our investments in the months ahead in order to execute on our new business plan and to continue in business.  Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  Although it is our assessment, based upon information compiled and studied by our board of directors, that our investments have increased in fair value, these investments are restricted and not liquid.  Thus it is not expected that we will receive any cash from these investments in the near term, if ever.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by our operating and investing activities, and until then, we intend to rely upon external sources of funding for liquidity needs.  As of September 30, 2005, our sources of external and internal financing are limited.  Our primary sources of capital are the Internet Business Factory, Inc., and Goldbridge Capital, LLC.  Should these sources of capital fail to continue providing needed capital to the Company, we will not have the needed capital to expand our business as planned and we may not remain in business.

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

28

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

28

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

28

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Enterprise Development Corporation (Registrant)

By ___/s/ Jonathan C. Gilchrist, President______ (Signature and Title)

Date: November 18, 2005

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By ___/s/ James Carroll, Acting Principal Accounting Officer__ (Signature and Title)

Date: November 18, 2005

28