Form 10KSB/A
period 2005-12-31
AMERICAN ENTERPRISE DEVELOPMENT CORP
filed 2006-04-17
CIK 1136725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

[X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

 [  ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-73872

American Enterprise Development Corporation
( formerly A Time to Grow, Inc.)
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

Common Stock, par value $0.0003
(Title of class)
 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regul ation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K SB. [ ]
State issuer's revenues for its most recent fiscal year: $218,200
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. At April 12, 2006 we had 958,498 shares issued and outstanding to non-affiliates with a market value of $790,761 based on the average of the closing b id and asked prices as of that date.
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,363,331 as of April 12, 2006.
Documents incorporated by reference: None.
Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

PART I
Item 1. Description of Business.
 We are a business development company regulated under the Investment Company Act of 1940. We were originally incorporated on June 28, 2000 as a Texas Corporation under the name A Time To Grow, Inc. Our original business plan was to provide Web based courses and services designed to meet the training needs of individuals, businesses and organizations.   On August 29, 2003 our shareholder s voted to abandon that plan and directed the management to become a business development company. We function as a small venture capital fund focused on the financing needs of small early stage, start-up, and development stage businesses. Most investme n ts will be made in the form of debt and/or equity in private companies and some public companies with limited liquidity and no ready access to capital. We effectively began active operations as a business development company on January 1, 2004; prior to that time we were a development stage company. Our principal office is located at 1240 Blalock Road, Suite 150, Houston, Texas 77055.  Any reference in this document to “the Company,” "our", “we” or “us” refers to American Enterprise Development Corporation.

Forward Looking Information

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as "expects," "anticipates," "intend s," "plans," "believes," "seeks," "estimates," "will" or words of similar meaning and include, but are not limited to, statements about the expected future business and financial performance of the Company. Forward-looking statements are based on managem e nt's current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions due to c h anges in global political, economic, business, competitive, market, regulatory and other factors. We undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future developments or othe rwise.

Company Overview

 While we have limited resources, we have made our initial investments as a business development company and have earned interests in several companies for services rendered. Our estimate of fair value as of December 31, 2005 for o ur investment holdings is $330,250. Because the shares we own in portfolio companies are restricted and illiquid, and because the portfolio companies to which these shares of stock relate are start up enterprises and have not yet achieved profitability o r positive cash flows, our valuation of these shares may differ from actual values realized in the future, if any, and we may sustain losses in the future should these portfolio companies fail to successfully implement their respective business plans. As a result of conditions beyond the control of the Company, we have sustained losses in 2005 amounting to $356,331 relating to our write off of certain of our investments.

All of the value in our portfolio are in two remaining investments (all other investments reflected in our prior quarterly and annual reports have been written off as further discussed elsewhere in this Form 10KSB) –Pan American Production Company, Inc. (“PAmCo”) and Intrepid Holdings, Inc. (“ITPD”). PAmCo is a privately-owned company bas ed in Houston, Texas, and explores for and produces oil and natural gas. It owns oil and gas leases covering over 10,000 acres in Texas, has geological and geophysical data covering over two dozen drilling prospects, and has successfully completed one ga s well that has been producing since January 2005 and a second gas well that was completed late in the third quarter of 2005. We own approximately 7% of the common stock. Based on the assets in place, as of June 30, 2005 our Board of Directors estimated f air value to be $375,000; as of December 31, 2005 our Board of Directors reduced the estimated fair value to $150,000 because of a dry hole and difficulties in sustaining production levels in the second gas well mentioned above. Intrepid is a development stage company that plans to provide pharmacy fulfillment services. We own 1,250,000 common shares in ITPD. The shares of ITPD are publicly traded on the Over-the-Counter Bulletin Board (“OTCBB” ) under the symbol ITPD.OB, but the shares received by the Company have not been registered and are therefore restricted under Rule 144. Based on the market price of ITPD’s stock, reduced for discounts for restricted securities, for minority ownership and for thinly-traded stocks we estimated fair value to be $156, 250 (or $0.125 per share) as of December 31, 2005. Our Board of Directors voted in November 2005 to distribute our interest in ITPD to our shareholders as of November 22, 2005 as a property dividend. Our shareholders will receive approximately 0.53 shar es of ITPD stock for each share of our stock that they owned as of November 22, 2005. The Company expects to make the distribution in April 2006.

During 2004 and 2005 we invested a total of $4,250 in six start-up companies that we have written off. In 2003 we invested $100,000 in a start-up company called Secure Jobs, Inc. (“Secure Jobs” ). Secure Jobs planned to recruit nurses primarily from outside of the United States for employment in the United States. In the second quarter of 2004, Secure Jobs issu ed an additional 100,000 shares to us for our consulting services, valued at $50,000. We have also advanced $4,231 to Secure Jobs. While Secure Jobs successfully brought its first group of nurses into the United States in the second quarter of 2005, sub s equent visa applications have been denied. As a result, as of September 30 2005, the Board of Directors of the Company estimated the fair value of its investment in and advances to Secure Jobs to be zero, which continues to be the estimated value as of D ecember 31, 2005.

 In order to fund our initial operations under the new business plan, the Internet Business Factory, Inc., a company controlled by our President, Jonathan Gilchrist, loaned us $250,097 under a note originally due on or before June 30, 2004 and bearing interest at the annual rate of six percent. The note has been extended to June 30, 2006. In addition, our Investment Advisor from September 1, 2003 to December 31, 2005, Goldbridge Capital, LLC, advanced us $131,269 during 2004 and 2005 to cover our cash costs.

Our losses accumulated as a development stage company from inception through December 31, 2003 totaled $220,813. In 2004, our first year as an operating company, we recorded a Net Increase in Assets from Operations of $209,187, prima rily from increases in estimated fair value of investments that we have had to reverse in 2005 due to rapidly changing circumstances, primarily in one portfolio company (Secure Jobs, Inc., as described elsewhere in this Form 10KSB), which were beyond the c ontrol of the Company. In 2005, we recorded a Net Decrease in Assets from Operations of $292,215. Our gross cash revenues through December 31, 2005 have been only $64,700. At December 31, 2005 our liabilities excluding the property dividend payable exc e eded our cash by $485,734; at December 31, 2004 liabilities excluding deferred income taxes exceeded cash by $373,230. We expect negative cash flow from operations to continue unless or until we are able to achieve a liquidity event for one or more of ou r investments. We have total assets of $363,935 and liabilities of $644,366 as of December 31, 2005.

	Competition

The competition we face as a business development company is significant.   Our competitors have significantly greater resources than we do, and this competition may make it difficult, if not impossible for us to achieve our financial goals.

A business development company is defined and regulated by the Investment Company Act of 1940. It is a unique kind of investment c ompany that primarily focuses on investing in or lending to small private companies and making managerial assistance available to them. A business development company may use capital provided by public stockholders and from other sources to invest in lon g -term, private investments in growing businesses. A business development company provides stockholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in privately owned growth companies.

Employees

 On August 29, 2003 the Board of Directors approved an employment agreement for Jonathan Gilchrist. Under the terms of the Agreement, filed with the SEC as an Exhibit to the Company’s report 8-K dated August 29, 2003, Mr. Gi lchrist receives compensation of $8,000 per month beginning in October 2003. We paid Mr. Gilchrist under his contract through January 2004; for the period February through December 2004 we accrued his fees, but did not pay them. In December, Mr. Gilchri s t agreed to reduce his $88,000 accrued receivable to $16,133 and to accept it in the form of our common stock totaling 146,667 shares. At that time, no shares had yet traded on the Nasdaq OTC Bulletin Board and the best bid price was $0.11 per share. In 2005 we paid him $72,000 in cash and accrued a $24,000 payable to him as of December 31, 2005.

On August 29, 2003, the Company’s shareholders approved an Investment Advisory Agreement appointing Goldbridge Capital, LLC as the Company’s Investment Advisor for an initial term of two years. Under the terms of the Agreement, Goldbridge will receive a fee of 1.5% of assets under management and bonus participations in years when the Company realizes returns in excess of 25%. Any fees otherwise due under this a greement through December 31, 2003, were waived by Goldbridge. We accrued fees payable to Goldbridge of $6,898 during 2004 and an additional $14,946 in 2005. In late 2005, our Board of Directors and shareholders voted to become a self-managed fund effec tive January 1, 2006.

We have no other employees or contractors.
Item 2. Description of Property.
 We own no real property. We currently do not occupy office space. Through our founding shareholder, Jonathan Gilchrist, we have available to us approximate ly 1,000 square feet of office space and high-speed Internet connection and equipment that we expect to be sufficient to implement our business plan over the course of the next year.
Item 3. Legal Proceedings.
We arenot a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against us is contemplated, threatened or expected.
Item 4. Submission of Matters to a Vote of Security Holders.
At a shareholders meeting held on December 16, 2005 our shareholders voted to:
·	Elect th e following shareholders as our Board of Directors: Jonathan Gilchrist and James Carroll, both for a term of three years, and Robert Wilson, Paul Shaefer, and William Carmichael each for a term of one year.
·	Authorize the Board of Directors for a perio d of 12 months, to amend the Articles of Incorporation and/or restate the same to change the name of the corporation, recapitalize the corporation, or add additional classes of authorized stock.
·	Approve a possible acquisition of El Pegasu International Inc., if terms could be negotiated that would meet or surpass certain minimums.
·	Terminate the Investment Advisor Agreement with Goldbridge Capital LLC and become a self-managed fund effective January 1, 2006.
No other matters have been brought before the shareholders during the period covered by this report.

PART II
 Item 5. Market for Common Equity and Related Stockholder Matters.
 Our registration statement on Form SB-2, which included the registration of all of the then currently issued and outstanding shares of common stock by the selling shareholders, became effective on January 9, 2002. We were approved for trading on the Nasdaq OTC Bulletin Board effective April 19, 2002. On October 9, 2003 we implemented a one share for three reverse stock split of our common stock. Subsequent to the reverse split in 2003, we issued 33,332 shares to Brewer Capital Group LLC for consulting services and 1,000,000 shares to acquire American Development Fund, Inc. All of these newly issued shares were restricted un d er Rule 144. On December 1, 2004 we issued a total of 236,667 shares to seven people or entities for services. These shares also were restricted under Rule 144. Several market makers list a bid price for our stock, but trading in our stock has been ext remely limited. As of December 31, 2005 the highest bid price was $0.55 per share. During 2004 the lowest trade price was $0.80 and the highest was $1.01. During 2005 the lowest trade price was $0.40 and the highest was $1.70.
SECURITY HOLDERS

At December 31, 2005 there were 2,363,331 shares of our common stock outstanding, which were held by 46 shareholders of record. The registration of shares by selling shareholders is discussed in detail in our prospectus which you may view at www.sec.gov or which you may request from the Company. We are authorized to issue up to 40 million shares of common stock with a par value of $0.0003; 2 million shares of Class B non-voting Common Stock with a par value of $0.0003; and 8 million shares o f Preferred Stock with a par value of $0.0006. No Class B non-voting Common Stock or Preferred Stock has been issued. Our Common Stock has the following characteristics:

(i)	Voting Rights –Each of our shareholders of common stock is entitled to one vote for each share held of record on all matters submitted to the vote of stockholders, including the election of directors. All voting is noncumulative, which means that the holders of fifty percen t (50%) of the shares voting for the election of the directors can elect all the directors. The Board of Directors may issue shares for consideration of previously authorized but unissued stock without stockholder action.
(ii)	Dividend Rights –The holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at such times and in such amounts as the Board of Directors may determine to be in the best interests of the shareholders.
(iii)	Liquidation Rights –Upon liquidation, the holders of the common stock are entitled to receive pro rata all of the assets available for distribution to common shareholders.
(iv)	Preemptive Rights –Holders of common stock are not entitled to preemptive rights.
(v)	No conversion rights, redemption rights or sinking fund rights exist for holders of the common stock.
 No material potential liabilities are anticipated to be imposed on stockholders under state statutes. Certain Texas regulations, however, require regulation of bene ficial owners of more than 5% of the voting securities. Stockholders that fall into this category, therefore, may be subject to state regulation and compliance requirements.
DIVIDEND POLICY

We have not distributed any div idends on our common stock. However, our Board of Directors voted in November 2005 to distribute our interest in ITPD to our shareholders as of November 22, 2005 as a property dividend. As of December 31, 2005, the ITPD shares had an estimated fair valu e of $156,250. The final estimated fair value will be determined on the date of distribution. Our shareholders will receive approximately 0.53 shares of ITPD stock for each share of our stock that they owned as of November 22, 2005. We expect to make th e distribution in April 2006.

The declaration and payment of dividends in the future will be determined by our board of directors in light of conditions then existing, including our earnings, if any, financial condition, capital requirements and other factors.

Additional Information Describing Securities

For additional information regarding our securities, you may view our Articles of Incorporation and By-laws which are available for inspection at our offices or which can be viewed through the EDGAR database at http://www.sec.gov as exhibits to the registration statement on Form SB-2. You may also choose to review applicable statutes of the state of Texas for a description concerning statutory rights and liabilities of shareholders .

Reports to Shareholders
We will furnish to holders of our common stock annual reports containing audited financial statements examined and reported upon, and with an opinion expressed by, an independent certified public accountant. We may issue other unaudited interim reports to our shareholders as we deem appropriate.
The Penny Stock Rules
Our securities may be considered a penny stock. Penny stocks are securities with a price of less than $5.00 per share other than securities regi stered on certain national securities exchanges or quoted on the NASDAQ stock market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our securities may be subject t o "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell penny stock securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker-dealer mus t make a special suitability determination for the purchase of penny stock securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules” require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the regi stered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-d e alers to sell our securities and may have the effect of reducing the level of trading activity of our common stock in the secondary market. The foregoing required penny stock restrictions will not apply to our securities if our market price is $5.00 or gr eater. The price of our securities may not reach or maintain a $5.00 price level.

 Item 6. Management's Discussion and Analysis or Plan of Operation.
The following discussion should be read along with our financial statements , which are included in another section of this document.   This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cau se actual results to vary significantly from our expectations.  The cautionary statements made in this Report should be read as applying to all forward-looking statements in any part of this report.
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
W e follow financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States. Not all significant accounting policies require management to make difficult, subjective, or complex judgments . However, the policies noted below could be deemed to meet the SEC’s definition of critical accounting policies.
Evaluation as a going concern –As reflected in the accompanying financial statements, we have incurred continuing realized losses, have limit ed operations and limited liquidity. These matters, among others, indicate that we may not remain a going concern in the future. Because of this, management is required to evaluate routinely many business decisions that may impact our ongoing operations . Depending upon decisions made by management and our board of directors, we may not remain a going concern in the future. If we do not remain a going concern, our shareholders and creditors will likely not receive a return of their investment or payment for outstanding goods or services.
Fair value of Investments –As a business development company, the bulk of our assets are investments, and most of them will be in private companies with no publicly available market price. Management and our board of di rectors must evaluate the future operations of these businesses, monitor market conditions and evaluate any new financings that these portfolio companies may have in order for the board to estimate a fair value for our investments in these companies. If our estimates of the future differ from actual events in the future we may fail to record an unrecognized gain or loss, or we may record it later or earlier than we would with a perfect forecast of the future.

As of December 31, 2005, we had a cash balance of $2,382. In 2003, we made a $100,000 cash equity investment in a private company, had advanced that company an additional $4,231, and earned restricted and illiquid shares of stock in that company valued, when earned, at $50,000 (as determined by our board of directors, based on that company’s successful private placement sale of securities at the time). In April 2005 we earned unregistered shares of stock in a public company listed on the Over-the-Counter Bulletin Board valued at $100,000 (as determi ned by our board of directors, discounted for its restricted nature, thin trading and minority ownership from the market price at the time which was $250,000). In addition, we had earned restricted and illiquid shares of stock in seven other private comp a nies issued at par value totaling $4,550. As of December 31, 2004, our board of directors determined that our shares in two of these nine companies were worthless, for which we recorded a realized loss of $1,100 in 2004. Up to the time that we concluded these two investments were worthless, we had estimated a fair value of our interests in each of these companies to have been $30,000. The combined reduction of $58,900 in Unrealized Gains was included in Unrealized Gains on Investments, Net in the period ended December 31, 2004. During 2005, our directors determined that our shares in four additional companies were worthless, resulting in a realized loss of $3,150. Up to the time that we concluded these investments were worthless, we had estimated a fai r value of our interests in one of these companies to have been $30,000 and $40,000 in each of the other three. The reduction of $146,850 in Unrealized Gains was included in Unrealized Gains on Investments, Net in the year ended December 31, 2005. Also i n 2005, our directors determined that our shares and advances in a seventh company have a current fair value of zero, but that our interest in the company should not be abandoned at this time. Prior to this writedown, we had estimated a fair value of our i nterests in this company to have been $454,231. We have a cost basis in this investment of $154,231. The writedown of fair value reduced our net Unrealized Gains on Investments by $454,231 in the year ended December 31, 2005. If we abandon this investm e nt in the future, we will recognize a Realized Loss of $154,231 (which will also have the effect of increasing the balance of our net Unrealized Gains). Our review, conducted by our board of directors, of the remaining two investments as of December 31, 2 005 indicated a fair value of $330,250 (including an account receivable of $24,000 for fees that one of the company owes to us). Because these shares of stock are restricted and illiquid, and because the portfolio companies to which these shares of stock relate are start up or early stage enterprises and have not yet achieved profitability or positive cash flows, our valuation of these shares may differ from actual values realized in the future, if any, and we may sustain losses in the future should these portfolio companies fail to successfully implement their respective business plans. Office equipment had a net book value of $3,003. Our liabilities consisted primarily of payables and a note due to a shareholder, the Internet Business Factory, Inc., whi c h is the company that first incubated us and continues as a shareholder. Under this note, as amended, we have borrowed $250,097; the principal is to be repaid no later than June 30, 2006 and bears simple interest at an annual rate of 6%. At December 31, 2005 we owed accrued interest on the note of $34,024, accounts payable to related parties of $45,944, accounts payable to third parties of $26,782, and advances payable to Goldbridge Capital LLC of $131,269 to reimburse it for payments it made in 2004 and 2005 on our behalf. We also have a property dividend payable of $156,250 representing the fair value as of December 31, 2005 of our interest in ITPD, which is to be distributed to our shareholders. The final estimated fair value will be determined on th e date of distribution. Our shareholders will receive approximately 0.53 shares of ITPD stock for each share of our stock that they owned as of November 22, 2005. We expect to make the distribution in April 2006.
Our remaining investments are restricted a nd not liquid, thus our assessment of value may not ever be realized in the future, if value is realized at all. If we are not able to raise sufficient capital or achieve a liquidity event for one or more of our investments, we may not be able to success fully implement our business plan, and if so, we may not be able to remain in business.   If we are unsuccessful in raising capital or achieve a liquidity event for an investment, we will be unable to fully implement our business plan and will depend upon shareholder loans or capital investments, if available, to fund operations.
Results of Operations
 For the year ended December 31, 2005 our investment income consisted of $64,700 in fees paid in cash and an accrual of $52,300 in fees receivable in cash in the future, unregistered shares in a thinly-traded public company valued by our board of directors at $100,000 or $0.08 per share when received (the last trading price before we received our stock was $0.20 per share, but on very limited volume), and shares o f stock earned from a private company with a total value, as determined by our board of directors when issued, of $1,200. In the year ended December 30, 2004 our investment income was all non-cash in nature, as we received shares of stock in private comp a nies with total values determined by our board of directors of $53,350. Our operating costs for the years ended December 31, 2005 and 2004 totaled $178,264 and $223,783, respectively. Operating costs consisted primarily of salary for our President, inte r est on our debt to the Internet Business Factory Inc., audit costs, fees to our Investment Adviser, and travel costs. In addition, in 2004 we expensed $128,646 in costs incurred attempting to sell our public equity offering. Based on our estimate of fai r value for our investments, as determined by our board of directors, we had an decrease in our unrealized gains in the year ended December 31, 2005 of $356,331and an increase in the comparable period in 2004 of $408,050. We had realized losses of $3,150 and $1,100 in years ended December 31, 2005 and 2004. After providing for deferred tax expense on the net unrealized gain to the extent that it exceeds our tax loss carryforward in 2004 and reversing the provision in 2005 as our unrealized gains were red u ced, we recorded a Net Decrease in Net Assets From Operations of $292,215 or $0.12 per share in the year ended December 31, 2005 and a Net Increase of $209,187 or $0.10 per share in the comparable period in 2004. If our assessment of value of our investm e nts differs from actual value realized in the future, if any, we may have overstated or understated the values of our investments and recorded or failed to record unrealized earnings or losses in our consolidated statement of operations that we will not o r will actually realize in the future. Nearly all of our earnings to date are non-cash, unrealized and consist of restricted and illiquid shares of stock received from our portfolio companies. As reflected herein, we have written down all but two of our i n vestments to zero and the remaining two investments have been reduced in value since September 30, 2005 due to our perceived loss in value of the remaining investments. Future circumstances and conditions could result in further reductions in value of our two remaining investments.

Portfolio Investments
 Investments are carried at fair value as determined in good faith by or under the direction of our Board of Directors. Generally, the fair value of a private security will initially be based primarily on o ur original cost. Cost will be the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of the portfolio company’s operations, changes in general market c onditions, subsequent financings, independent valuations or the availability of market quotations) provide a basis for value other than cost. For investments in which we earn an interest for services rendered, our Board estimates the fair value of the se r vices as the initial basis for estimating fair value of the securities received. However, it is important to carefully read our financial statements, footnotes and accompanying commentary explaining how we have determined value for each of our investment s . Proceeds, if any, from disposition of securities could differ significantly from their estimated fair value. Because all of our investments in the shares of stock of portfolio investments are restricted and illiquid, we do not expect to receive any divi d ends or proceeds from the sale of any of these shares in the foreseeable future. Further, early stage companies have a high failure rate, which the Company has also experienced with its investments. The Company has written off or written down to a zero carrying value seven of the nine companies in which it has invested, and the remaining two investments have been reduced in value since September 30, 2005 representing the Board’s current assessment of value.
Secure Jobs Inc. –In October 2003, we made a private equity cash investment of $100,000 in a new venture called Secure Jobs, Inc. (“Secure Jobs ”) which planned to recruit and place nurses in U.S. hospitals in response to the critical nursing shortage that currently exists in the United States. Our P resident, Mr. Gilchrist, owns 21% of Secure Jobs and is one of its founders; the President of Goldbridge Capital LLC, our Investment Adviser, owns 3% of Secure Jobs. Mr. Michael Gallagher is the President, CEO; he and his children are the largest shareho l ders of Secure Jobs. Secure Jobs planned to recruit nurses primarily from outside of the United States for employment in the United States. In the second quarter of 2004, Secure Jobs issued an additional 100,000 shares to us for our consulting services. We now own 900,000 shares, or approximately 12% of the equity in Secure Jobs. We have also advanced $4,231 to Secure Jobs on an interim basis. While Secure Jobs successfully brought its first group of nurses into the United States in the second quarter of this year, subsequent visa applications have been denied. As a result, as of September 30, 2005, our Board of Directors estimated the fair value of our investment in and advances to Secure Jobs to be zero, which continues to be the estimated value as o f December 31, 2005. Secure Jobs is attempting to raise additional funds or merge with another international nurse staffing company. If it is unsuccessful, our investment will be lost. Even if successful, our ownership in any resulting ongoing entity i s likely to be greatly diluted.
Independent Analytics, Inc. - In February 2004, we earned 1,000,000 shares in Independent Analytics, Inc., (“IA” ) valued at their par value of $0.0001 per share in return for business advisory services rendered to IA relatin g to their strategy for growth. IA planned to construct affordable housing. As of December 31, 2004 we concluded that the management of IA was abandoning their efforts and that we should write-off and abandon our shares in IA.
Bright Ventures, Inc. - In March 2004, Bright Ventures, Inc. (“BVI” ) issued to us 850,000 shares (valued at par value of $0.001 per share) in exchange for our commitment to provide up to $50,000 in certain costs and services relating to the implementation of BVI’s acquisition strategy. BVI planned to acquire producing oil and gas properties and become a public company. However, as of December 31, 2005 we decided to abandon our efforts and write-off the investment.
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
Reimbursement Services Corporation - In June 2004, Reimbursement Services Corporation (“RSC” ) issued to us 900,000 shares (valued at par value of $0.001 per share) in exchange for our commitment to provide up to $50,000 in certain costs and services relating to the implementation of RSC’s acquisition strategy. RSC planned to acquire m edical billing operations and become a public company. However, as of December 31, 2005 we decided to abandon our efforts and write-off the investment.
Mays Business Development Fund, Inc. - In September 2004, we formed Mays Business Development Fund, Inc. (“MBDF” ) and received 200,000 shares (valued at par value of $0.001 per share) in exchange for our commitment of up to $200,000 in funding or services related to implementing MBDF’s busin ess strategy. MBDF planned to be a business development company focused on the commercialization of technologies developed through funded university research. However, as of June 30, 2005 we decided to abandon our efforts and write-off the investment.
Pan American Production Company, Inc. –In November 2004, we earned 300,000 shares in Pan American Production Company, Inc. (“PAmCo” ) valued at their par value of $0.001 per share in return for business advisory services rendered to PAmCo relating to develop ing their business strategy and plans. The shares were fully paid and non-assessable when issued. PAmCo is an exploration and production company in the oil and gas business, based in Houston, Texas, with 4,300,000 shares outstanding. PAmCo owns oil and gas leases covering about 15,000 acres in four areas in Texas and its first well has been producing gas since January 2005. A second gas well was completed in September 2005. As of June 30, 2005, we estimated fair value for our shares to be $375,000; as of December 31, 2005 we reduced the estimated fair value to $150,000 because of a dry hole and difficulties in sustaining production levels in the second gas well mentioned above. We do not anticipate receiving any dividends from this company nor do we e xpect to liquidate this investment in the next 12 months. In the event this company is unsuccessful in implementing its business plan and achieving profitability, it is probable that our investment in this company will be lost.
Blue Oro Foods, Inc. - In February 2005, Blue Oro Foods, Inc. (“BOF” ) issued to us 1,200,000 shares (valued at par value of $0.001 per share) in exchange for our commitment to provide up to $50,000 in certain costs and services relating to the implementation of BOF’s acquisition stra tegy. BOF planned to acquire aquaculture operations and become a public company. However, as of December 31, 2005 we decided to abandon our efforts and write-off the investment.
Intrepid Holdings, Inc. - In April 2005, we received 1,250,000 shares of Intrepid Holdings, Inc. (“ITPD” ) in payment for consulting services to Galleria Securities Corporation. The shares of ITPD are publicly traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol ITPD, but the shares received by the Company have not been registered and are therefore restricted under Rule 144. The shares become tradable subject to Rule 144 restrictions in April 2006. Shortly after the Company received its shares, ITPD acquired the assets of Rx Fulfillment Services, Inc. After the acquisition, ITPD had approximately 37,000,000 shares outstanding. The shares we received were valued at $0.08 per share when received, based on the price ITPD’s new management agreed to pay for similarly restricted shares. The last trading price on t he OTCBB prior to our receipt of shares was $0.20 per share. ITPD plans to provide pharmacy fulfillment services. Initial implementation was scheduled to occur in the second half of 2005, but was delayed into the first half of 2006. Based on the market price of ITPD’s stock, reduced for discounts for restricted securities, for minority ownership and for thinly-traded stocks, our Board of Directors estimated fair value to be $156,250 (or $0.125 per share) as of December 31, 2005. (The closing bid price f or ITPD on the OTCBB was $0.25 at the end of the year. The closing bid price at the close of April 12, 2006 was $0.36; if a 50% discount were applied to the closing stock price to determine fair value at the end of April 12, 2006, the fair value of the C ompany’s investment would have been $225,000.) ITPD is a development stage company with limited resources and modest revenues to-date. ITPD agreed to pay or accrue a monthly consulting fee of $3,000 to the Company beginning in May 2005 for assistance to I TPD as it develops and implements its business plans. As of December 31, 2005 we have accrued $24,000 in consulting fees, but have received no cash. Our President, Mr. Gilchrist, also has agreed to assist ITPD by serving as a Director and the audit comm i ttee chairman. We do not anticipate receiving any dividends from this company. Our Board of Directors voted in November 2005 to distribute our interest in ITPD to our shareholders as of November 22, 2005 as a property dividend. Our shareholders will re ceive approximately 0.53 shares of ITPD stock for each share of our stock that they owned as of November 22, 2005. We expect to make the distribution in April 2006.

Liquidity and Capital Resources
As of December 31, 2005, we had total assets of $363,935 a nd $644,366 in liabilities including our property dividend payable of $156,250. All of our assets, with the exception of $2,382 of cash are illiquid or intangible and are subject to significant fluctuations in values which are beyond the control of the Co mpany or result specifically from valuation adjustments as determined necessary by our board of directors on a quarterly basis in order to comply with the requirement of business development companies to estimate fair value.  As of December 31, 2004 we had total assets of $570,732 and $402,698 in liabilities.   We had a Net Decrease In Net Assets From Operations of $292,215 for the year ended December 31, 2005 and a Net Increase of $209,187 for the comparable period in 2004. If we excluded fees paid in illiq uid stock and the non-cash valuation adjustments (increases in value) as determined by our board of directors to the shares of stock of our portfolio companies, we would have experienced a decrease in net assets of $61,264 and $223,783 for the years ended December 31, 2005 and 2004. Negative cash flow from operating activities for the year ended December 31, 2005 was $73,391; for the comparable period in 2004, negative cash flow from operating activities was $89,703.
In 2003 we borrowed $250,097 from the Internet Business Factory, Inc., to begin our operations as a business development company and to finance our costs while we attempted to conduct a public offering under Regulation E. Under the note, as amended, the principal is to repaid by June 30, 20 06 and bears simple interest at an annual rate of 6%. In addition, Goldbridge Capital LLC has advanced a total of $131,269 in 2005 and 2004 to cover our cash costs.
Under Regulation E we attempted an offering of 817,000 Units at $6.00 per Unit for a total offering amount of $4,902,000. The offering was amended several times, but failed to raise the amount needed to break escrow and was abandoned on November 15, 2004. This Offering was being made on a best efforts basis by the Company’s underwriter, Investors Capital Corporation (the “Underwriter” ) with executive offices at 230 Broadway East, Lynnfield, MA 01940. Since the offering was not successful, in 2004 the Company expensed the $128,646 that had been incurred in the effort.
Our current expenditure de mands primarily relate to fulfilling our regulatory filing and reporting requirements, to meeting our commitments to our portfolio companies, and to fulfilling the terms of the management contract with our President. To meet these demands, we will need t o rely on financing from our shareholders or other external sources, which are limited.
We will have to succeed in our financing activities or achieve a liquidity event for one or more of our investments in the months ahead in order to execute on our business plan and to continue in business.   Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow until we are able to achieve a liquidity event for an investment.  Although it is our assessmen t, based upon information compiled and studied by our board of directors, that our investments have increased in fair value, these investments are restricted and not liquid. Thus it is not certain that we will receive any cash from these investments in t h e near term, if ever. It is not expected that the internal source of liquidity will improve until significant net cash is provided by our operating and investing activities, and until then, we intend to rely upon external sources of funding for liquidity needs.  As of December 31, 2005, our sources of external and internal financing are limited.   Our primary sources of capital are the Internet Business Factory, Inc., and Goldbridge Capital, LLC. Should these sources of capital fail to continue providing n eeded capital to the Company, we will not have the needed capital to expand our business as planned.
Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabi lities in the normal course of business. However, we do not have cash or other material liquid assets in excess of the needs related to our operations, nor do we have an established source of revenue to cover our operating costs and to allow us to continu e as a going concern.  We may, in the future, experience significant fluctuations in our results of operations.    We may be required to obtain alternative debt and equity financing or our illiquidity could suppress the value and price of our shares if and w hen a market for those shares becomes active. However, alternative offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficien t to fund operations and meet the needs of our business plan.  Our current working capital is not sufficient to cover cash requirements for 2006 or to bring us to a positive cash flow position.   It is possible that we will never become profitable and will not be able to continue as a going concern.
New Accounting Standards
 The Financial Accounting Standards Board has issued many new accounting standards that do not have an impact on us because we have little or no current operations. Should we become more a ctive with operations, the decisions made by management and our Board of Directors could result in the our adoption of new accounting standards which could have negative impacts on our financial position, results of operations and cash flows. Because we have limited current operations, we cannot determine which new standards might apply and what impact, if any, the new standards might have.

Item 7. Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
American Enterprise Development Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of American Enterprise Development Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in net assets (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our aud its.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are fr e e of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by manage ment, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the finan cial position of American Enterprise Development Corporation at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.

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

As more fully discusse d in the accompanying notes to the financial statements, the Company has entered into material agreements and contracts with related individuals and entities owned by related individuals that have resulted in material transactions and balances with these related parties. The Company obtains substantially all of its funding from a related entities. Prior to 2003, substantially all of its assets and expenses were purchased from such individuals and entities.

/S/ Harper & Pearson Company, P.C.
Houston, Texas
April 14, 2006

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

			December 31,		December 31,
			2005		2004
	ASSETS

	Investments at fair value (cost $278,531 and $156,481 respectively)		$ 330,250		$ 564,531
	Cash and cash equivalents		2,382 		2,138
	Accounts receivable		28,300		-
	Office equipment		5,300		5,300
	Less: accumulated depreciation		(2,297)		(1,237)

	TOTAL ASSETS		$ 363,935 		$ 570,732

	LIABILITIES AND NET ASSETS (DEFICIT)

	Loan from shareholder		$ 250,097 		$ 250,097
	Advances payable –Investment Advisor		131,269		57,634
	Accrued interest payable –shareholder		34,024 		19,018
	Accounts payable –related parties		45,944		6,998
	Accounts payable		26,782		41,621
	Property dividend payable		156,250		-
	Deferred income taxes		-		27,330
	TOTAL LIABILITIES		644,366 		402,698

	NET ASSETS (DEFICIT):
	Preferred Stock –See Note G		-		-
	Common stock $0.0003 par value, 40,000,000shares authorized, 2,363,331 shares issued and outstanding		709 		709
	Common Stock, Class B –See Note G		-		-
	Additional paid-in capital 		178,951 		178,951
	Deficit accumulated during the development stage		(220,813)		(220,813)
	Retained earnings (deficit)		(239,278)		209,187
	TOTAL NET ASSETS (DEFICIT)		(280,431)		168,034

	TOTAL LIABILITIES AND NET ASSETS (DEFICIT)		$ 363,935		$ 570,732

	NET ASSET (DEFICIT) VALUE PER SHARE 		$ (0.12) 		$ 0.07

See accompanying notes.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

		December 31,		December 31,
		2005		2004

INVESTMENT INCOME:
Fees paid by portfolio companies in stock		$ 101,200		$ 53,350
Consulting fees accrued		52,300		-
Consulting fees received in cash		64,700		-
TOTAL INVESTMENT INCOME		218,200		53,350

OPERATING EXPENSES:
Operating and organizational costs		22,247		9,834
General and administrative		29,005		32,205
Cost of attempted public offering 		-		128,646
Depreciation expense		1,060		1,060
Related party expenses:
… General and administrative/investment advisory fees		110,946 		37,032
… Interest expense - shareholder		15,006		15,006
TOTAL OPERATING EXPENSES		178,264 		223,783

INVESTMENT INCOME (LOSS), NET 		39,936		(170,433)

REALIZED LOSS ON INVESTMENTS		(3,150)		(1,100)
INCREASE (DECREASE) IN NET UNREALIZED GAINS ON INVESTMENTS		(356,331)		408,050
Decrease (increase) in deferred income taxes on unrealized gains (losses)		27,330		(27,330)

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS		$ (292,215)		$ 209,187

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS PER SHARE		$ (0.12)		$ 0.10

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		2,363,331		2,146,710

See accompanying notes.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common
Stock
Shares	Common
Stock
Amount	Additional
Paid-In
Capital	Deficit
Accumulated
During the
Development
Stage	Retained
Earnings (Deficit)	Total

BALANCE, December 31, 2003	2,126,664	$ 638	$ 152,989	$ (220,813)	$ -	$ (67,186)

Common stock issued for services	236,667	71	25,962	-	-	26,033

Net increase in net assets from operations	- 	- 	- 	-	209,187 	209,187

BALANCE, December 31, 2004	2,363,331	709	178,951	(220,813)	209,187	168,034

Net decrease in net assets from operations	- 	- 	- 	-	(292,215) 	(292,215)

Property dividend declared	-	-	-	-	(156,250)	(156,250)

BALANCE, December 31, 2005	2,363,331 	$ 709 	$ 178,951 	$ (220,813)	$ (239,278)	$ (280,431)

See accompanying notes.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

			December 31,		December 31,
			2005		2004
CASH FLOW FROM OPERATING ACTIVITIES
	Net increase (decrease) in net assets from operations		$ (292,215)		$ 209,187
	Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used by operating activities:
	… Basis in investments abandoned		3,150		1,100
	… Decrease (increase) in unrealized gains on investments, net		356,331		(408,050)
	… Increase (decrease) in deferred income taxes on unrealized gains		(27,330)		27,330
	… Prepaid offering costs		-		40,000
	… Fees paid by portfolio companies in their stock		(101,200)		(53,350)
	… Depreciation and amortization		1,060		1,060
	… Common stock issued for services		-		26,033
	… Changes in Operating Assets and Liabilities:
	…… Account receivable and portfolio company receivable		(52,300)		-
	…… Prepaid expenses –related parties		-		6,000
	…… Accrued interest and payables		39,113		60,987
	Net Cash Used by Operating Activities		(73,391) 		(89,703)

CASH FLOW FROM INVESTING ACTIVITIES
	Secure Jobs Inc. –additional advances		-		(282)
	Net Cash Used by Investing Activities		- 		(282)

CASH FLOW FROM FINANCING ACTIVITIES
	Advances from Investment Advisor		73,635 		57,634
	Net Cash Provided by Financing Activities		73,635 		57,634

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		244 		(32,351)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		2,138		34,489

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$ 2,382		$ 2,138

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
	Cash paid for:
	… Interest 		$ - 		$ -
	… Income Taxes		$ -		$ -
	Non cash activities:
	… Common stock issued for services		$ -		$ 26,033
	… Property dividend payable

		$ 156,250		$ -

See accompanying notes.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2005

Portfolio company	*
Date of initial investment		Cost		Fair Value

SECURE JOBS, INC.
(Nurse staffing company)			Oct 2003
… 900,000 shares of common stock	12%				$ 150,000		$ -
… Advances for certain cash costs					4,231		-

PAN AMERICAN PRODUCTION COMPANY, INC.
(Oil and gas exploration and production)			Nov 2004
… 300,000 shares of common stock for services 	7%				300		150,000

INTREPID HOLDINGS, INC.
(Pharmacy fulfillment)			Apr 2005
… 1,250,000 shares of common stock for services 	3%				100,000		156,250
… Consulting fees receivable					24,000		24,000

					$ 278,531		$ 330,250
*Our approximate equity ownership interest in each portfolio company

All investments are U.S. companies, and all are privately held securities which are restricted from public sale without prior registration under th e Securities Act of 1933 except for Intrepid Holdings, Inc which is publicly traded on the Over-the-Counter Bulletin Board under the symbol ITPD. The Company’s shares in ITPD are not registered and are restricted under Rule 144; the shares become tradable subject to Rule 144 restrictions in April 2006. These investments are considered to be non income producing.

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
*Our approximate equity ownership interest in each portfolio company

All investments are U.S. companies and are privately held securities which are restricted from public sale without prior registration under the Securities Act of 1933. These investments are considered to be non income producing.

See accompanying notes.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION –American Enterprise Development Corporation (“the Company” ) was incorporated as A Time to Grow, Inc., in Texas on June 28, 2000 for the purpose of developing and delivering online e-Learning products to the consumer market. The Company registered as a re porting company under the Securities Act of 1933 by filing a report on form SB-2 that became effective on January 9, 2002. At a shareholders meeting held on August 29, 2003 the shareholders voted to abandon the existing business plan, elected to become a business development company under the Investment Company Act of 1940, and approved changing the name of the company to American Enterprise Development Corporation.

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

PRINCIPLES OF CONSOLIDATION –The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, American Fund Development, Inc.. All significant intercompany balances and transactions have been eliminated.

CONDITIONS AFFECTING ONGOING OPERATIONS –In the first quarter of 2004, the Company began operating as a business development company, so that it is no longer a development stage company. Neve rtheless, the Company is subject to many of the risks associated with development and early stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets. The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to continue to grow through investment opportunities. As more fully discussed in Note E, the Company’s attempt to raise additional capital through an offering under Regulation E was abandoned on November 15, 2004, due to the failure to raise the amount needed to break escrow. In the event the Company is unable to obtain additional debt or equity financing or to achieve a liquidity event for one or more of its investments, the Company will not be able to continue its current level of operations. If the Company is unable to continue its operations, the value of the Company’s assets will experience a significant decline in value from the values currently reflected in the accompanying balance sheets. Because the Company has limited funds, it will need to rely on funding, if available from Goldbridge Capital LLC or other shareholders in order to continue its limited operations.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to at t ain positive cash flows from operations and profits. Through December 31, 2005, the Company has received cash revenues of only $64,700. The Company has received restricted, illiquid stock in exchange for services it has provided to several of the Company ’s portfolio investment companies which are now reflected on the accompanying balance sheets at the board of directors’best estimate of fair value, and the Company has receivables for consulting services of $28,300 payable from two independent companies an d $24,000 payable from a portfolio company. Further, early stage companies have a high failure rate, which the Company has also experienced with its investments. The Company has written off or written down to a zero carrying value seven of the nine comp anies in which it has invested. The remaining two investments have been written down from their September 30, 2005 valuation to a lower amount representing the Board’s current assessment of value. Generally, because the shares of stock received for its serv ices are restricted, the Company is limited in its ability to sell the shares even when they have value, and the value of these shares may decline substantially resulting in the Company receiving little or no cash value for their services and investments in these portfolio companies.

MANAGEMENT ESTIMATES –The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and l iabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While it is believed that such estimates are reasonable, actual results could differ from those estimates.

As a business development company, the Company’s investments are generally in private companies with no publicly available market price or in public companies with limited access to public capital. Business development companies are required to carry investments at fair value. Generally, the fair value of a private security will initially be based primarily on its original cost to the Company. Management and our board of directors must evaluate the actual and expected future operations of the portfolio companies, monitor market conditions and evaluate any new financings or other significant events that the portfolio companies may sustain in order to estimate a fair value for our investments in these companies at least q uarterly. If our estimates of the future differ from actual events in the future, for any reason, we may fail to record an unrecognized gain or loss, or we may record it later or earlier than we would with a perfect forecast of the future. Because these investments are restricted and illiquid, even if the Company correctly estimates a fair value for an investment today, that investment could lose some or all of its value in the near future without our realizing any benefit from our investments or recogni z ing any cash proceeds from the sale of these investments. If, in the future, we determine that a loss has occurred in any of our investments, that loss will be reflected as a reduction in the value of our investments on our consolidated balance sheets, a nd the reduced values will negatively impact our earnings and be reflected as a loss on our statements of operations.

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

INVESTMENTS –In October 2003, American Development Fund, Inc., made a private equity investment of $100,000 in a new venture called Secure Jobs, Inc. (“ Secure Jobs”) which planned to recruit and place nurses in U.S. hospitals in response to the critical nursing shortage that currently exists in the United States. Our President, Mr. Gilchrist, owns 21% of Secure Jobs and is one of its founders; the President of Goldbridge Capital LLC, our Investment Adviser, owns 3% of Secure Jobs. Mr. Michael Gallagher is the President and CEO; he and his children are the largest shareholders of Secure Jobs. Secure Jobs planned to recruit nurses primarily from outside of the United States for employment in the United States. In the second quarter of 2004, Secure Jobs issued an additional 100,000 shares to American Development Fu n d, Inc., for consulting services, valued at $50,000. The Company currently owns a 12% equity ownership interest in Secure Jobs. The Company has also advanced $4,231 to Secure Jobs. While Secure Jobs successfully brought its first group of nurses into t h e United States in the second quarter of 2005, subsequent visa applications have been denied. As a result, as of September 30 2005, the Board of Directors of the Company estimated the fair value of its investment in and advances to Secure Jobs to be zero , which continues to be the estimated value as of December 31, 2005. Secure Jobs is attempting to raise additional funds or merge with another international nurse staffing company. If it is unsuccessful, our investment will be lost. Even if successful, our ownership in any resulting ongoing entity is likely to be greatly diluted.

In February 2004, the Company earned 1,000,000 restricted and illiquid shares of stock in Independent Analytics, Inc., (“IA”) which we initially recorded at par value of $0.0001 per share in return for business advisory services rendered to IA relating to their strategy for growth. IA planned to construct affordable housing. As of December 31, 2004 the Board of Directors of the Company determined that the management of IA was abandoning their efforts and that the estimated fair value of these shares should be reduced to $-0-. Therefore, in December 2004 we have written off our investment and abandoned our interest in this portfolio company.

In March 2004, Bright Ventures, Inc. (“BVI”) issued to us 850,000 restricted and illiquid shares of stock, which we initially recorded at par value of $0.001 per share in exchange for the Company’s commitment to provide, as an equity investment in BVI, up to $50,000 in certain costs and services related to implementing BVI’s acquisition strategy. The shares were fully paid and non-assessable when issued. BVI planned to acquire producing oil and gas properties and become a public company. However, as of December 31, 2005 the Board of Direct ors of the Company determined that the Company should abandon its efforts and that the estimated fair value of these shares should be reduced to $-0-. Therefore, we have written off our investment and abandoned our interest in this portfolio company.

In April 2004, the Company earned 1,000,000 restricted and illiquid shares of stock in Membertronics, Inc., (“MI” ) which we initially recorded at par value of $0.001 per share in return for business advisory services which we rendered to MI relating to develo pment of their business strategy and plans. MI was developing a set of financial services specifically for credit union customers. As of December 31, 2004 the Board of Directors of the Company determined that the management of MI had abandoned their eff orts and that the estimated fair value of these shares should be reduced to $-0-. Therefore, in December 2004, we have written off our investment and abandoned our interest in this portfolio company.

In June 2004, Reimbursement Services Corporation (“RSC”) issued to us 900,000 shares of restricted and illiquid stock which we initially recorded at par value of $0.001 per share in exchange for the Company’s commitment to provide, as an equity investment in RSC, up to $50,000 in certain costs and services related to implementing RSC’s acquisition strategy. The shares were fully paid and non-assessable when issued. RSC planned to acquire medical billing operations and become a public company. However, as of December 31, 2005 the Board of Directors of the Com pany determined that the Company should abandon its efforts and that the estimated fair value of these shares should be reduced to $-0-. Therefore, we have written off our investment and abandoned our interest in this portfolio company.

In September 2004, the Company formed Mays Business Development Fund, Inc. (“MBDF”) and received 200,000 shares of restricted and illiquid stock which we initially recorded at par value of $0.001 per share in exchange for the Company’s commitment, as an equity investment, of up to $200,000 in funding or services related to implementing MBDF’s business strategy. MBDF planned to be a business development company whose primary focus was to finance the commercialization of technologies. However, as of June 30, 2005 the Board of Directors of the Company determined that the Company should abandon its efforts and that the estimated fair value of these shares should be reduced to $-0-. Therefore, we have written off our investment and abandoned our interest in this portfolio com pany.

In November 2004, the Company earned 300,000 restricted and illiquid shares of stock in Pan American Production Company, Inc., (“PAmCo” ) which we initially recorded at par value of $0.001 per share in return for business advisory services which we re ndered to PAmCo relating to development of their business strategy and plans. The shares were fully paid and non-assessable when issued. PAmCo is a privately-owned company based in Houston, Texas, and explores for and produces oil and natural gas. PAmC o has approximately 4,300,000 shares outstanding and has no debt. It owns oil and gas leases covering over 10,000 acres in Texas, has geological and geophysical data covering over two dozen drilling prospects, and has successfully completed one gas well t h at has been producing since January 2005 and a second gas well that was completed during the third quarter of 2005. Based on the assets in place, as of June 30, 2005 the Board of Directors estimated fair value to be $375,000; as of December 31, 2005 the B oard of Directors reduced the estimated fair value to $150,000 because of a dry hole and difficulties in sustaining production levels in the second gas well mentioned above. We do not anticipate receiving any dividends from this company nor do we expect to liquidate this investment in the next 12 months. In the event this company is unsuccessful in implementing its business plan and achieving profitability, it is probable that our investment in this company will be lost.

In February 2005, Blue Oro Foods, Inc. (“BOF”) issued to us 1,200,000 restricted and illiquid shares of stock, which we initially recorded at par value of $0.001 per share in exchange for the Company’s commitment to provide, as an equity investment in BOF, up to $50,000 in certain costs and services related to implementing BOF’s acquisition strategy. The shares were fully paid and non-assessable when issued. BOF planned to acquire aquaculture operations and become a public company. However, as of December 31, 2005 the Board of Directors of the Company determined that the Company should abandon its efforts and that the estimated fair value of these shares should be reduced to $-0-. Therefore, we have written off our investment and abandoned our interest in this portfolio company.

In April 2005, the Company received 1,250,000 shares of Intrepid Holdings, Inc. (“ITPD” ) in payment for consulting services to Galleria Securities Corporation, a related entity to ITPD. The shares of ITPD are publicly traded on the Over-the-Counter Bulletin Board (“OTCBB” ) under the symbol ITPD.OB, but the shares received by the Company have not been registered and are therefore restricted under Rule 144. The shares become tradable subject to Rule 144 restrictions in April 2006. Shortly after the Company recei ved its shares, ITPD acquired the assets of Rx Fulfillment Services, Inc. After the acquisition, ITPD had approximately 37,000,000 shares outstanding. The shares received by the Company were valued at $0.08 per share when received, based upon the price ITPD’s new management agreed to pay for similarly restricted shares. The last trading price on the OTCBB prior to the Company’s receipt of shares was $0.20 per share, but with limited trading volume. ITPD plans to provide pharmacy fulfillment services. I nitial implementation is scheduled to occur in the second half of 2005, but was delayed into the first half of 2006. Based on the market price of ITPD’s stock, reduced for discounts for restricted securities, for minority ownership and for thinly-traded s tocks, the Board of Directors of the Company estimated fair value to be $156,250 (or $0.125 per share) as of December 31, 2005. (The closing bid price for ITPD on the OTCBB was $0.25 at the end of the year. The closing bid price at the close of April 12 , 2006 was $0.36; if a 50% discount were applied to the closing stock price to determine fair value at the end of April 12, 2006, the fair value of the Company’s investment would have been $225,000.) ITPD is a development stage company with limited resources and minimal revenues and substantial losses to-date. ITPD’s revenues and losses for 2005 amounted to approximately $39,000 and $803,000, respectively. Total assets and stockholders’deficit at December 31, 2005 amounted to approximately $140,000 and $1, 000,000, respectively. ITPD received a qualified, going concern opinion on their financial statements at December 31, 2005. ITPD agreed to pay or accrue a monthly consulting fee for 18 months of $3,000 to the Company beginning in May 2005 for assistance t o ITPD as it develops and implements its business plans. As of December 31, 2005 we have accrued $24,000 in consulting fees, but have received no cash. Our President, Mr. Gilchrist, also has agreed to assist ITPD by serving as a Director and the audit c ommittee chairman. We do not anticipate receiving any dividends from this company. The Board of Directors of the Company voted in November 2005 to distribute the Company’s interest in ITPD to the Company’s shareholders as of November 22, 2005 as a property dividend. The Company’s shareholders will receive approximately 0.53 shares of ITPD stock for each share of the Company’s stock that they owned as of November 22, 2005. The Company expects to make the distribution in April 2006.

Investment Risk –As reflected herein, the Company’s investments subject the Company to significant levels of risk associated with economic changes, interest rate fluctuations, political events, war and terrorism, and operating conditions of the investment companies beyond the control of the Company. Consequently, management’s judgment as to the level of losses that currently exist or may develop in the future, if any, involves the consideration of current and anticipated conditions and their potential effects on the Company’s investments. Due to the significant level of risk associated with investment securities and the level of uncertainty related to changes in the value of investment securities, and the significant losses in value in the Company’s portfolio investments, it is reasonably possible that additional changes in risks in the near term could materially impact the value of the amounts reflected in the accompanying financial statements. Investments are carried at fair value as determined in good faith by or under t h e direction of the Board of Directors of the Company based on information and using valuation methodologies considered appropriate and reliable by the Board. For securities that are publicly-traded, the market price, sometimes discounted for thinly-trade d and restricted securities, will be the primary measure of fair value. Generally, the fair value of a private security will initially be based primarily on its original cost to the Company. Cost will be the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of the portfolio company’s operations, changes in general market conditions, subsequent financings, independent valuations or the availability of mar ket quotations) provide a basis for value other than cost. For investments in which the Company earns an interest for services rendered, the Board estimates the fair value of the services as the initial basis for estimating fair value of the securities r e ceived. The Board believes that the methods used to value the investments reflected in the accompanying financial statements have been applied appropriately and that the values reflected herein have been calculated in accordance with generally accepted v a luation methods which result in valuations in our financial statements being recorded in accordance with generally accepted accounting principles in the United States. However, losses may occur, which may be material to the financial condition of the Comp a ny and proceeds, if any, from the disposition of securities could differ significantly from the values reflected herein. In particular, early stage and seed round investments in private companies, which is the focus of the Company, are typically in illiq u id restricted securities with no current market and therefore no market prices or comparables are available upon which to base our estimates. These portfolio companies are often development stage with no operations and no positive cash flow. These factor s , among others, make determination of fair value more difficult and subject to significant judgment errors by our board of directors. As previously discussed, six of the companies in which we made investments in 2004 were written off in 2004 or 2005 as we no longer believe these companies to be viable ongoing businesses enterprises, and the value of our investment in Secure Jobs has been written down to zero because of problems that it has encountered in implementing its plans.

ACCOUNTS RECEIVABLE –Galleria Securities Corporation (“Galleria” ) agreed to pay the Company $60,000 for consulting services that the Company rendered in assisting Galleria in its consideration of the acquisition of the assets of Rx Fulfillment Services, Inc., subject to Galleria’s r eceiving the amounts due to it under notes executed by ITPD. As of December 31, 2005 Galleria had paid $22,500 of the $60,000 obligation to the Company. The remaining $37,500 was to be paid when ITPD paid Galleria the remainder of the $400,000 that it o w es under a note that was originally due in October 2005 but has been extended until April 15, 2007. In early 2006, the Company agreed to exchange the $37,500 receivable recorded earlier in the year for $20,000, which was paid in the first quarter of 2006 . Therefore, as of December 31, 2005 we reduced our accounts receivable and our revenues for 2005 by $17,500.

El Pegasu International, a homebuilder of affordable homes that began operations in 2005, has agreed to pay the Company $4,000 per month for 24 months beginning in July 2005 for advisory services. Payments totaling $15,700 were received in 2005 leaving a receivable at yearend of $8,300; an additional payment of $4,000 has been received in 2006 through April 12.

OFFICE EQUIPMENT –Office equipment is carried at original cost or adjusted to net realizable value, as applicable. Maintenance and repair costs are charged to expense as incurred. When assets are sold or retired, the remaining costs and related accumulated depreciation are removed from t he accounts and any resulting gain or loss is included in income. For financial reporting purposes, depreciation of property and equipment is provided using the straight-line method based upon the expected useful lives of each class of assets. Estimated useful lives of assets are as follows: Furniture and fixtures five to seven years; computers and other office equipment three to five years.

PROPERTY DIVIDEND PAYABLE –In November 2005, the Board of Directors approved a property dividend to the Company’s shareholders as of November 22, 2005, consisting of all of the Company’s common shares of ITPD. The Company’s shareholders will receive approximately 0.53 shares of ITPD stock for each share of the Company’s stock that they owned as of November 22, 2005 . The Company expects to make the distribution in April 2006. The balance in the property dividend payable account represents the fair value at December 31, 2005 of the ITPD shares as of yearend. The value of the property dividend will be adjusted to f air value on the date of distribution when it occurs.

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

REVENUE RECOGNITION –As a business development company, our revenue will be recognized primarily based on security transactions and related revenues, comprised almost exclusively to-date of restricted and illiquid share of common stock of portfolio companies. Security transactions are accounted for on a trade date basis. Net realized gains or losses on sales of securities are determined on the specific identification method. Interest i ncome and expenses are recognized on the accrual basis. Dividend income is recorded on cumulative preferred equity securities on an accrual basis to the extent that such amounts are expected to be collected and on common equity securities on the record d a te for private companies or on the ex-dividend date for publicly traded companies. We assess the collectibility of dividends and interest income receivables in connection with our determination of the fair value of the related security. To the extent th a t there are adverse future developments, previously recognized dividend and interest income may not be realized. Through December 31, 2005, we had not received any interest or dividend income, nor have we sold any of our investments. We have only receive d $64,700 in cash revenues through December 31, 2005. Our realized losses on investments have been losses resulting from abandoning our interests in failed start-up companies. When fees are paid to us by portfolio companies in their stock, in accordance w ith generally accepted accounting principles, we generally recognize fee income to the extent of par value or the value of the services rendered which ever is appropriate in the case of a new company or fair value in the case of an existing company, as de t ermined by our board of directors. Fees paid in shares of the stock of our portfolio companies are both restricted and illiquid thus we may be unable to convert these shares of stock to cash in the future. Increases or decreases in the fair value of inv e stments above or below accounting cost basis are not included in Investment Income but are included in the Statements of Operations as unrealized gains or losses until such time as the investment is abandoned, liquidated or sold. See the discussion belo w of unrealized gains and losses.

REALIZED LOSS ON INVESTMENTS –During 2005 the Board of Directors of the Company determined that four investments of the Company were worthless and should be abandoned. Accordingly, the Company recognized a realized loss of $3,150 on the abandonment of these investments. The investments that were abandoned in 2005 are summarized in the table below.

Portfolio company	*		Date of initial investment		Cost

MAYS BUSINESS DEVELOPMENT FUND, INC.
(Technology commercialization venture fund)			Sep 2004
… 200,000 shares of common stock for funding commitment for specific costs of up to $200,000	100%				$ 200

BRIGHT VENTURES, INC.
(Oil and gas production acquisitions)			Mar 2004
… 850,000 shares of common stock for funding commitment for specific costs of up to $50,000	57%				$ 850

REIMBURSEMENT SERVICES CORPORATION
(Medical billing service acquisitions)			Jun 2004
… 900,000 shares of common stock for funding commitment for specific costs of up to $50,000	58%				$ 900

BLUE ORO FOODS, INC.
(Aquaculture acquisitions)			Feb 2005
… 1,200,000 shares of common stock for funding commitment for specific costs of up to $50,000	60%				$ 1,200
					$ 3,150
*Our approximate equity ownership interest in the portfolio company

In 2004 the Board of Directors of the Company had determined that two of the Company’s investments were worthless and should be abandoned. Accordingly, the Company recognized a realized loss in 2004 of $1,100 on the abandonment of these investments. The investments that were abandoned in 2004 are summarized in the table below.

Portfolio company	*		Date of initial investment		Cost
INDEPENDENT ANALYTICS, INC.
(Affordable housing construction)			Feb 2004
… 1,000,000 shares of common stock for services	5%				$ 100

MEMBERTRONICS, INC.
(Financial services company)			Apr 2004
… 1,000,000 shares of common stock for services	20%				1,000
					$ 1,100
*Our approximate equity ownership interest in the portfolio company

UNREALIZED GAINS (LOSSES) ON INVESTMENT, NET –Because business development companies are required to carry investments at fair value, the Company shows unrealized gains or l osses on its statement of operations. Unrealized gains or losses reflect the difference between fair value, as estimated by the Board of the Company, and accounting cost basis. Unrealized gains or (losses) for years ended December 31, 2005 and 2004 were as follows:

		December 31, 2005		December 31, 2004
Secure Jobs, Inc.		$ (454,231)		$ 300,000
Bright Ventures, Inc.		(39,150)		39,150
Reimbursement Services Corp.		(39,100)		39,100
Mays Business Development Fund, Inc.		(29,800)		29,800
Pan American Production, Co., Inc.		149,700		-
Intrepid Holdings, Inc.		56,250		-
		$ (356,331)		$ 408,050

OPERATING AND ORGANIZATIONAL COSTS –The Company has categorized those costs that relate to planning, operation, investment due diligence and marketing as “Operating and organizational costs” . These costs included personnel charges for planning and marketing, travel, meeting costs and operating activities.

INCOME TAXES –The Company has had losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 2005 and December 31, 2004 excluding unrealized gains the Company estimates an accumulated tax net operating loss (“NOL” ) carryforward of approximately $288,000 and $328,000, respectively, resulting in a deferred tax asset of approximately $98,000 and $112,000, respectively. The Company has a permanent difference between its tax loss and financia l statement loss of approximately $65,000 relating to its development stage costs and writeoff of its prior business, and $3,000 from non-deductible expenses . The tax loss carryforwards begin to expire in 2020. Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.

As of December 31, 2005, when unrealized gains are included, the Company has a remaining estimated NOL carryforward of $236,000, resulting in a deferred tax asset of approximately $80 ,000. This deferred tax asset at December 31, 2005 is fully offset by a valuation reserve, as manageme nt believes that there is a greater than 50% likelihood that the deferred tax asset may not be realized. However, as of December 31, 2004, when unrealized gains are included, the Company would have had cumulative income. Therefore, in 2004 deferred incom e taxes on net unrealized gains were provided at a tax rate of 34% to the extent the cumulative taxable income including unrealized gains exceeds the NOL carryforward described above. As of December 31, 2004 the Company’s cumulative income including unrealized gains before providing for deferred tax expense was $80,384.

The Company’s net deferred tax liability at December 31, 2004 consisted of a deferred tax asset for the NOL of $112,000, and a deferred tax liability of $139,330 relating to the unrealized gains on investments. The resulting $27,330 deferred tax liability of 2004 was reversed in 2005, when the Company’s estimates of value were greatly reduced.

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS PER SHARE –Per share amounts have been calculated using the weighted average number of shares outstanding during the respective periods.

PER SHARE DATA AND RATIOS –
		For the year ended Dec 31, 2005		For the year ended Dec 31, 2004

Investment income		$ 0.092 		$ 0.025
Operating expenses		(0.076)		(0.104)
NET INVESTMENT INCOME (LOSS)		0.016		(0.079)

REALIZED LOSSES		(0.001)		0.000

INCREASE (DECREASE) IN NET UNREALIZED GAINS after deferred taxes		(0.139)		0.176

INCREASE (DECREASE) IN NET ASSET VALUE FROM OPERATIONS		(0.124)		0.097

Property dividend declared		(0.066)		0.000
Increase from shares issued during the period		0.000		0.006

Net asset value (deficit) –beginning of period		0.071		(0.032)

Net asset value (deficit) –end of period		$ (0.119)		$ 0.071

Weighted average number of shares during period		2,363,331		2,146,710

Ratios –
Increase in net assets from operations to average net assets		not meaningful		not meaningful
Net investment income to average net assets		not meaningful		not meaningful
Operating expenses to average net assets		not meaningful		not meaningful

NEW ACCOUNTING PRONOUNCEMENTS –The Company is unaware of any new accounting pronouncements that are expected to have material impact on the Company’s financial statements.

NOTE B - OFFICE EQUIPMENT

At December 31, 2005, the Company owned a computer and related display equipment. The Company currently rents no office space, but has office space available through its principal shareholder.

NOTE C - LOAN FROM SHAREHOLDER

In September 2003, the Inter net Business Factory, Inc., committed to loan up to $250,100 to the Company under a note, as amended, due on or before June 30, 2006 bearing interest at the annual rate of six percent. As of December 31, 2005 and December 31, 2004, the Company had drawn $250,097 on this commitment.

NOTE D -ADVANCES PAYABLE –INVESTMENT ADVISOR

The Company’s Investment Advisor, Goldbridge Capital LLC, has advanced funds to pay the costs of the Company on an interim basis. The advances are a current obligation of the Co mpany which it expects to repay when and if the Company obtains other sources of funding or a liquidity event for one or more of its investments. In 2005 and 2004, Goldbridge charged no interest; the advance was an unsecured obligation of the Company.

NOTE E - OFFERING UNDER REGULATION E

In 2004 the Company attempted a public offering of 817,000 Units at $6.00 per Unit for a total offering amount of $4,902,000. Each Unit consisted of one share of $0.0006 par value Class A preferred stock (“Preferred Stock” ) and two Unit Warrants. Each share of Preferred Stock was convertible into two shares of $0.0003 par value voting common stock at any time at the option of the holder and holds two votes on all matters submitted to the shareholders for approval. Eac h Unit Warrant permitted the purchase, for a two-year period commencing October 1, 2005, of one share of $0.0003 par value Class B, non-voting common stock at $4.00 per share, subject to certain restrictions. The offering was amended several times, but f ailed to raise the amount needed to break escrow and was abandoned on November 15, 2004. Since the offering was not successful, in 2004 the Company expensed the $128,646 incurred.

NOTE F - OTHER RELATED PARTY TRANSACTIONS

During 2003, 2004 or 2005, the Company executed the following transactions with certain directors, executive officers or shareholders who own beneficially more than 5% of the Company’s shares, or members of the immediate family of any of those persons, or other entities in which such persons beneficially own more than 5%:

Under an agreement approved on August 29, 2003 by the Board of Directors, Jonathan Gilchrist is to receive compensation of $8,000 per month beginning in October, 2003. His compensation f or February through December 2004 was not paid, but was accrued. In December 2004, Mr. Gilchrist agreed to reduce his $88,000 accrued receivable to $16,133 and to accept it in the form of the Company’s common stock totaling 146,667 shares. At that time, no shares had yet traded on the Nasdaq OTC Bulletin Board and the best bid price was $0.11 per share. All but $24,000 (which is included in “Accounts payable - related parties” ) of his monthly compensation has been paid in cash during 2005.

Under an Investment Advisory Agreement approved on August 29, 2003 by the Company’s shareholders, Goldbridge Capital, LLC was appointed as the Company’s Investment Advisor for an initial term of two years. Under the terms of the Agreement, Goldbridge will receive a fe e of 1.5% of assets under management and bonus participations in years when the Company realizes returns in excess of 25%. Any fees otherwise due under this agreement through December 31, 2003, were waived by Goldbridge. Fees of $21,844 and $6,898 were payable under the Agreement to Goldbridge as of December 31, 2005 and 2004, respectively. In late 2005, the Board of Directors and shareholders of the Company voted to become a self-managed fund effective January 1, 2006.

In 2004 no cash compensation was paid to the Company’s independent directors, but in December 2004 the Board agreed to issue 5,000 shares to each of the three independent directors - Mr. Carmichael, Mr. Schaefer, and Mr. Wilson. The Board issued an additional 5,000 shares to Mr. Wilson for his having agreed to serve as the chairman of the audit committee. In 2005 no cash or stock compensation was paid to the Company’s independent directors.

NOTE G - NET ASSETS (DEFICIT)

At a shareholders meeting held on December 15, 2003 the sharehol ders voted to amend the Articles of Incorporation to increase the number of authorized common shares to 40,000,000; to establish a Class B non-voting Common Stock with a par value of $0.0003 with 2,000,000 shares authorized; and to establish a Preferred S t ock with a par value of $0.0006 with 8,000,000 shares authorized. The Board was authorized, without further shareholder approval, to issue the Preferred Stock in one or more series with powers, rights, preferences, and restrictions as the Board may deter mine at the time.

On December 22, 2003, the Board authorized the Company to issue up to 1,000,000 shares of Class A Preferred Stock. Each share of Class A Preferred Stock would hold the right to two votes on any matters submitted to the shareholders for a vote. Each share of Class A Preferred Stock is convertible at the holder’s option at any time into two shares of voting Common Stock as adjusted for any further stock splits, stock dividends, or recapitalizations. The Class A Preferred Stock will be adj usted for further stock splits, stock dividends, mergers, consolidations, recapitalizations and the like. The Class A Preferred Stock is senior to all other equity securities as to (i) distribution of assets equal to $3.00 per Class A Preferred share hel d upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, (ii) payment of dividends and other distributions, and (iii) redemptions. Conversion of the Class A Preferred Stock may occur at the election of the Company 30 business days following any date on which the closing price of Common Stock has equaled or exceeded $5.00 for 20 of the last 25 trading days. If not previously converted at the option of the holder or the Company, each share of Preferred Stock will autom atically convert to Common Stock on the fifth anniversary of the Closing Date of the Offering.The Company does not anticipate that dividends will be paid on the Preferred Stock. There is no coupon on the Preferred Stock and no dividend accumulation rights.

The Class B Common Stock has no voting rights. In all other respects, the rights and privileges of the two classes of common stock are identical.

No shares of Class B Common Stock or Class A Preferred Stock have been issued.

Effective December 1, 2004 the Company issued 146,667 shares of its Common Stock to its President, Mr. Gilchrist as described in Note F above. Also as described in Note F, the Company issued a total of 20,000 shares of its Common Stock to its independent directors on that date. Additionally, 70,000 shares of Common Stock were issued on that date to people or entities that provided services to the Company during 2004. All of these shares were issued valued at $0.11 per share, the best bid price posted for the Company ’s stock on the Nasdaq OTC Bulletin Board. All the shares were non-forfeitable and fully vested when issued.

The Company has neither granted nor issued any options, warrants, or other contingent securities.

 Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
	None.
Item 8A. Controls And Procedures.
Within the 90-day period prior to the filing of this report, the company’s management, including the Chief Executive Off icer and Acting Principal Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934.   Based on that evaluation, the Chief Executive Officer and Acting Principal Accounting Officer concluded that the company's disclosure controls and procedures were effective as of the date of that evaluation.   There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Acting Principal Accounting Officer completed their evaluation.
Item 8B. Other Information.
	None.

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
The following table sets forth certain information regarding the members of our board of directors and its executive officers:
Name	Age	Position

Jonathan Gilchrist	54	Chairman and Chief Executive Officer
William Carmichael	50	Director
James Carroll	49	Director
Paul Schaefer	68	Director
Robert Wilson	49	Director and Chairman of the audit committee

	Mr Gilchrist and Mr. Carroll were elected to three year terms at our shareholders meeting on December 16, 2005. Mr. Carmichael, Mr. Schaefer, and Mr. Wilson were elected to one year terms. Our executive officers serve at the pleasure of the Board of Dir ectors. Set forth below is a summary description of the principal occupation and business experience of each of our directors and executive officers for at least the last five years.
Our CEO devotes most of his time to the management of the Company, althou gh he is also the Chairman and CEO of The Internet Business Factory, Inc., an Internet incubator company and a member of Goldbridge Capital in Houston, Texas. Because each member of our management team has other business obligations, they may not spend a s much time as needed on our business in order to maximize its success. When competing demands on their time arise, we cannot insure that the needs of our company will have priority over the other demands placed upon the management team’s time.
We expect to hire management personnel as funds become available and to obtain key personnel if and when we make successful acquisitions. Also, under our Investment Advisory Agreement, Goldbridge Capital supplies substantially all professional needs for investmen t analysis and recommendation.
Jonathan C. Gilchrist –Mr. Gilchrist is our primary founder and has served as our Chief Executive Officer and a Director since June 28, 2000. Mr. Gilchrist was a co-founder of Goldbridge Capital in 2000. Prior thereto, he held various offices with iExalt, Inc., (OTCBB: IXLT) from January 1999 until December 2000. After founding iExalt, with four other business leaders, Mr. Gilchrist served at different times as a Director, Chief Operating Officer, Secretary, Executive Vic e President and General Counsel for iExalt. His employment with iExalt ended on December 31, 2000. In 1999 Mr. Gilchrist founded The Internet Business Factory, Inc., a Nevada corporation and serves as its Chairman and Chief Executive Officer. Prior to f o unding iExalt, Mr. Gilchrist served as President of The American Law Network, LLC, which he helped found in November 1997 and where he served until founding iExalt in January 1999. From 1993 to 1997, Mr. Gilchrist worked as an attorney for the law firm o f Orgain, Bell & Tucker, LLP. He is a graduate of the University of Alabama School of Law and worked as an attorney for Exxon Company, USA from 1990 to 1993. As of December 31, 2005 Mr. Gilchrist also served as a Director for two other public companies –ITPD and Cyber Law Reporter, Inc.
William Carmichael –Mr. Carmichael has served as a Director since June 30, 2000. Mr. Carmichael brings with him a small business management and Internet development background. In 1999 he founded The American Song and B ook Company, Inc., d/b/a/ MannaBeach.com, which is an Internet e-commerce business where he served as Chairman and CEO.   In 1999 Mr. Carmichael served for a short time as the Director of Marketing for iExalt, Inc. before founding MannaBeach. From 1996 thr ough 1999 Mr. Carmichael worked in the sales and marketing division for TechQuip, a Houston based technical equipment retailer and, from 1990 to 1995, managed his own construction business.   For the last four years he has been the marketing representative in Tennessee for Lapp USA, a major electronic component manufacturer.  As of December 31, 2005 Mr. Carmichael served as a Director for one other public company, Cyber Law Reporter, Inc.
 James Carroll –Mr. Carroll was a co-founder in 2000 of Goldbridge Cap ital LLC and was the President until December 31, 2005. In January 2006 he resumed his active management of the Bright Hawk Group, which is involved primarily in the oil and gas business. He holds a Master of Accounting degree from Rice University and i s a licensed Texas CPA. Mr.Carroll was the Chief Financial Officer at iExalt (OTCBB: IXLT) for most of 2000. He founded the Bright Hawk Group in 1995 and prior thereto he was the chief financial officer for Quintana Petroleum Corporation, a large private ly held firm. Mr. Carroll began his career in the management consulting division of Ernst & Ernst. He has been an Adjunct Assistant Professor in the Jones Graduate Business School at Rice University and is a Certified Management Accountant (CMA).
Paul Schaefer –Mr. Schaefer’s thirty-six year career has involved investment banking, real estate investments, and investment advisory services. He has had considerable experience in real estate and serving as a mentor for emerging companies. Paul was Fou nder/President of an Investment Banking firm, from 1961 through 1974. In 1972 he was Founder/Director of a 400-agent California real estate brokerage firm. As a broker, since 1992 he has been self-employed, purchasing Texas multiple residential properti e s valued at $150 million. From 1972 to the present he has worked as a real estate developer of single-family homes and lots in excess of 3,000 units. Concurrently with that venture he is actively managing an investment portfolio and is a venture capital i nvestor/consultant. Mr. Schaefer also has many years of experience as a teacher/instructor at the secondary and university level. He is the founder of several schools and residential treatment centers. He currently serves as Founder/Director of a foundati on serving the underprivileged.
Robert Wilson –Mr. Wilson has been in the securities industry for more than 19 years working with both small and large securities brokerage firms and investment advisors. He has been a principal of the Forte Group, Inc. sin ce 2000. Robert is a CPA and was an auditor with Price Waterhouse prior to working in the operations department at Texas First Securities. He subsequently worked at Kemper Securities (formerly Underwood Neuhaus) a regional investment-banking firm, in th e Compliance and Internal Audit Department. Mr. Wilson founded his own accounting and consulting firm providing financial and compliance services to small and regional investment brokerage firms. He served as President of Mitchell Rotan, a local investme n t-banking firm, from 1995-1999, where he helped structure various private placements and syndicate underwritings. He has been a member of the NASD Board of Arbitrators since 1990. He also served on the Securities and Capital Markets Committee of the Tex a s Society of CPAs and was a member of the American Association of Certified Public Accountants. He has passed qualifications to be registered by the NASD with Series 7, 24, 27, 53 and 63 Securities Licenses. Mr. Wilson chairs our audit committee and ser ves as our audit committee financial expert.

	Within the last five years, no director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations. Similarly, no bankruptcy petitions have been f iled by or against any business or property of any director, officer, significant employee or consultant nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive office rs. No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activity.

Code of Ethics

We have adopted a c ode of ethics that applies to our principal executive officer and acting principal accounting officer or persons performing similar functions (as well as our other employees, if any, and directors). The Company undertakes to provide any person without ch arge, upon request, a copy of such code of ethics.  Requests may be directed to American Enterprise Development Corporation, 1240 Blalock Road, Suite 150, Houston, Texas 77055, attention Jonathan C. Gilchrist, or by calling (713) 266-3700.

Item 10. Executive Compensation.
 During the reporting period, the only officer receiving compensation was our CEO, Jonathan Gilchrist. As provided in the Employment Agreement approved by the Board of Directors on August 29, 2003 and filed as an exhibit to our report 8-K dated August 29, 2003 as filed on September 15, 2003, he receives $8,000 per month beginning October 1, 2003. He was paid $24,000 in 2003 under this agreement and $8,000 in 2004. In December 2004, he agreed to reduce his $88,000 accrued receivable for t he balance of the fees due in 2004 to $16,133 and to accept it in the form of our common stock totaling 146,667 shares. At that time, no shares had yet traded on the Nasdaq OTC Bulletin Board and the best bid price was $0.11 per share. In 2005 he receiv ed $72,000 in cash and accrued $24,000 in fees payable to him.

Name and principal position /	Year /	Annual Compensation / 	All other compensation

 	 	Salary	Bonus	Other
(a)	(b)	(c)	(d)	(e)	(i)
Jonathan Gilchrist, CEO
	2000
2001
2002
2003
2004
2005	-0-
-0-
-0-
$24,000
$24,133
$96,000	-0-
-0-
-0-
-0-
-0-
-0-	-0-
-0-
-0-
-0-
-0-
-0-	-0-
-0-
-0-
-0-
-0-
-0-
In 2004 no cash compensation was paid to the Company’s independent directors, but in December 2004 the Board agreed to issue 5,000 shares to each of the three independent directors. The Board issued an additional 5,000 shares to Mr. Wilson for his having agreed to serve as the next chairman of the audit co m mittee. These shares were valued at $0.11 per share based on the best bid price quoted on the Nasdaq OTC Bulletin Board. This resulted in stock compensation valued at $550 to each of Mr. Carmichael and Mr. Schaefer, and $1,100 to Mr. Wilson. No directo rs received any compensation in 2005.

 Item 11. Security Ownership of Certain Beneficial Owners and Management.
The following table sets forth the beneficial ownership of the shares of our common stock as of the close of business on December 31, 2005 of ea ch person known by us to own beneficially five percent or more of our common stock and of each of our directors and our officers and directors as a group. For purposes of this table, beneficial ownership has been determined in accordance with the provisi o ns of Rule 13(d)-3 of the Securities Exchange Act of 1934, under which a person is considered to be a beneficial owner of a security if such person has or shares the power to vote or to direct the voting of the security or the power to dispose or to direc t the disposition of the security, or if that person has the right to acquire beneficial ownership of that security within 60 days through the exercise of any option, warrant or conversion of a security.
NAME	TOTAL SHARES OF COMMON STOCK BENEFICIALLY OWNED	PERCENTAGE OF CLASS

Jonathan Gilchrist1
1240 Blalock Rd, Ste150, Houston, Texas.
	674,167	29%
James Carroll2
1240 Blalock Rd, Ste150,
Houston, Texas
	541,501	23%
William Carmichael
880 Grinders Creek Rd.
Hohenwald, TN 38462
	88,333	4%
Paul Schaefer
1240 Blalock Rd, Ste150,
Houston, Texas
	126,666	6%
Robert Wilson
1240 Blalock Rd, Ste150,
Houston, Texas