Form 10-K/A
period 2005-12-31
AMERICAN ENTERPRISE DEVELOPMENT CORP
filed 2006-04-18
CIK 1136725

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  At April 12, 2006 we had 958,498 shares issued and outstanding to non-affiliates with a market value of $790,761 based on the average of the closing bid and asked prices as of that date.

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

Company Overview

While we have limited resources, we have made our initial investments as a business development company and have earned interests in several companies for services rendered.  Our estimate of fair value as of December 31, 2005 for our investment holdings is $330,250.  Because the shares we own in portfolio companies are restricted and illiquid, and because the portfolio companies to which these shares of stock relate are start up enterprises and have not yet achieved profitability or positive cash flows, our valuation of these shares may differ from actual values realized in the future, if any, and we may sustain losses in the future should these portfolio companies fail to successfully implement their respective business plans. As a result of conditions beyond the control of the Company, we have sustained losses in 2005 amounting to $356,331 relating to our write off of certain of our investments.

All of the value in our portfolio are in two remaining investments (all other investments reflected in our prior quarterly and annual reports have been written off as further discussed elsewhere in this Form 10KSB)  – Pan American Production Company, Inc. (“PAmCo”) and Intrepid Holdings, Inc. (“ITPD”).  PAmCo is a privately-owned company based in Houston, Texas, and explores for and produces oil and natural gas.  It owns oil and gas leases covering over 10,000 acres in Texas, has geological and geophysical data covering over two dozen drilling prospects, and has successfully completed one gas well that has been producing since January 2005 and a second gas well that was completed late in the third quarter of 2005.  We own approximately 7% of the common stock.  Based on the assets in place, as of June 30, 2005 our Board of Directors estimated fair value to be $375,000; as of December 31, 2005 our Board of Directors reduced the estimated fair value to $150,000 because of a dry hole and difficulties in sustaining production levels in the second gas well mentioned above.  Intrepid is a development stage company that plans to provide pharmacy fulfillment services.  We own 1,250,000 common shares in ITPD.  The shares of ITPD are publicly traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol ITPD.OB, but the shares received by the Company have not been registered and are therefore restricted under Rule 144.  Based on the market price of ITPD’s stock, reduced for discounts for restricted securities, for minority ownership and for thinly-traded stocks we estimated fair value to be $156,250 (or $0.125 per share) as of December 31, 2005.  Our Board of Directors voted in November 2005 to distribute our interest in ITPD to our shareholders as of November 22, 2005 as a property dividend.  Our shareholders will receive approximately 0.53 shares of ITPD stock for each share of our stock that they owned as of November 22, 2005.  The Company expects to make the distribution in April 2006.

During 2004 and 2005 we invested a total of $4,250 in six start-up companies that we have written off.  In 2003 we invested $100,000 in a start-up company called Secure Jobs, Inc. (“Secure Jobs”).  Secure Jobs planned to recruit nurses primarily from outside of the United States for employment in the United States.  In the second quarter of 2004, Secure Jobs issued an additional 100,000 shares to us for our consulting services, valued at $50,000.  We have also advanced $4,231 to Secure Jobs.  While Secure Jobs successfully brought its first group of nurses into the United States in the second quarter of 2005, subsequent visa applications have been denied.  As a result, as of September 30 2005, the Board of Directors of the Company estimated the fair value of its investment in and advances to Secure Jobs to be zero, which continues to be the estimated value as of December 31, 2005.

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

Our losses accumulated as a development stage company from inception through December 31, 2003 totaled $220,813.  In 2004, our first year as an operating company, we recorded a Net Increase in Assets from Operations of $209,187, primarily from increases in estimated fair value of investments that we have had to reverse in 2005 due to rapidly changing circumstances, primarily in one portfolio company (Secure Jobs, Inc., as described elsewhere in this Form 10KSB), which were beyond the control of the Company.  In 2005, we recorded a Net Decrease in Assets from Operations of $292,215.  Our gross cash revenues through December 31, 2005 have been only $64,700.  At December 31, 2005 our liabilities excluding the property dividend payable exceeded our cash by $485,734; at December 31, 2004 liabilities excluding deferred income taxes exceeded cash by $373,230.  We expect negative cash flow from operations to continue unless or until we are able to achieve a liquidity event for one or more of our investments.  We have total assets of $363,935 and liabilities of $644,366 as of December 31, 2005.

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

On August 29, 2003, the Company’s shareholders approved an Investment Advisory Agreement appointing Goldbridge Capital, LLC as the Company’s Investment Advisor for an initial term of two years.  Under the terms of the Agreement, Goldbridge will receive a fee of 1.5% of assets under management and bonus participations in years when the Company realizes returns in excess of 25%.  Any fees otherwise due under this agreement through December 31, 2003, were waived by Goldbridge.  We accrued fees payable to Goldbridge of $6,898 during 2004 and an additional $14,946 in 2005.  In late 2005, our Board of Directors and shareholders voted to become a self-managed fund effective January 1, 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders.

At a shareholders meeting held on December 16, 2005 our shareholders voted to:

•

Elect the following shareholders as our Board of Directors:  Jonathan Gilchrist and James Carroll, both for a term of three years, and Robert Wilson, Paul Shaefer, and William Carmichael each for a term of one year.

•

Authorize the Board of Directors for a period of 12 months, to amend the Articles of Incorporation and/or restate the same to change the name of the corporation, recapitalize the corporation, or add additional classes of authorized stock.

•

Approve a possible acquisition of El Pegasu International Inc., if terms could be negotiated that would meet or surpass certain minimums.

•

Terminate the Investment Advisor Agreement with Goldbridge Capital LLC and become a self-managed fund effective January 1, 2006.

No other matters have been brought before the shareholders during the period covered by this report.

1

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our registration statement on Form SB-2, which included the registration of all of the then currently issued and outstanding shares of common stock by the selling shareholders, became effective on January 9, 2002.  We were approved for trading on the Nasdaq OTC Bulletin Board effective April 19, 2002.  On October 9, 2003 we implemented a one share for three reverse stock split of our common stock.  Subsequent to the reverse split in 2003, we issued 33,332 shares to Brewer Capital Group LLC for consulting services and 1,000,000 shares to acquire American Development Fund, Inc.  All of these newly issued shares were restricted under Rule 144.  On December 1, 2004 we issued a total of 236,667 shares to seven people or entities for services.  These shares also were restricted under Rule 144.  Several market makers list a bid price for our stock, but trading in our stock has been extremely limited.  As of December 31, 2005 the highest bid price was $0.55 per share.  During 2004 the lowest trade price was $0.80 and the highest was $1.01.  During 2005 the lowest trade price was $0.40 and the highest was $1.70.

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

DIVIDEND POLICY

We have not distributed any dividends on our common stock.  However, our Board of Directors voted in November 2005 to distribute our interest in ITPD to our shareholders as of November 22, 2005 as a property dividend.  As of December 31, 2005, the ITPD shares had an estimated fair value of $156,250.  The final estimated fair value will be determined on the date of distribution.  Our shareholders will receive approximately 0.53 shares of ITPD stock for each share of our stock that they owned as of November 22, 2005.  We expect to make the distribution in April 2006.

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

As of December 31, 2005, we had a cash balance of $2,382.  In 2003, we  made a $100,000 cash equity investment in a private company, had advanced that company an additional $4,231, and earned restricted and illiquid shares of stock in that company valued, when earned, at $50,000 (as determined by our board of directors, based on that company’s successful private placement sale of securities at the time).  In April 2005 we earned unregistered shares of stock in a public company listed on the Over-the-Counter Bulletin Board valued at $100,000 (as determined by our board of directors, discounted for its restricted nature, thin trading and minority ownership from the market price at the time which was $250,000).  In addition, we had earned restricted and illiquid shares of stock in seven other private companies issued at par value totaling $4,550.  As of December 31, 2004, our board of directors determined that our shares in two of these nine companies were worthless, for which we recorded a realized loss of $1,100 in 2004.  Up to the time that we concluded these two investments were worthless, we had estimated a fair value of our interests in each of these companies to have been $30,000.  The combined reduction of $58,900 in Unrealized Gains was included in Unrealized Gains on Investments, Net in the period ended December 31, 2004.  During 2005, our directors determined that our shares in four additional companies were worthless, resulting in a realized loss of $3,150.  Up to the time that we concluded these investments were worthless, we had estimated a fair value of our interests in one of these companies to have been $30,000 and $40,000 in each of the other three.  The reduction of $146,850 in Unrealized Gains was included in Unrealized Gains on Investments, Net in the year ended December 31, 2005.  Also in 2005, our directors determined that our shares and advances in a seventh company have a current fair value of zero, but that our interest in the company should not be abandoned at this time.  Prior to this writedown, we had estimated a fair value of our interests in this company to have been $454,231.  We have a cost basis in this investment of $154,231.  The writedown of fair value reduced our net Unrealized Gains on Investments by $454,231 in the year ended December 31, 2005.  If we abandon this investment in the future, we will recognize a Realized Loss of $154,231 (which will also have the effect of increasing the balance of our net Unrealized Gains).  Our review, conducted by our board of directors, of the remaining two investments as of December 31, 2005 indicated a fair value of $330,250 (including an account receivable of $24,000 for fees that one of the company owes to us).  Because these shares of stock are restricted and illiquid, and because the portfolio companies to which these shares of stock relate are start up or early stage enterprises and have not yet achieved profitability or positive cash flows, our valuation of these shares may differ from actual values realized in the future, if any, and we may sustain losses in the future should these portfolio companies fail to successfully implement their respective business plans. Office equipment had a net book value of $3,003.  Our liabilities consisted primarily of payables and a note due to a shareholder, the Internet Business Factory, Inc., which is the company that first incubated us and continues as a shareholder.  Under this note, as amended, we have borrowed $250,097; the principal is to be repaid no later than June 30, 2006 and bears simple interest at an annual rate of 6%.  At December 31, 2005 we owed accrued interest on the note of $34,024, accounts payable to related parties of $45,944, accounts payable to third parties of $26,782, and advances payable to Goldbridge Capital LLC of $131,269 to reimburse it for payments it made in 2004 and 2005 on our behalf.  We also have a property dividend payable of $156,250 representing the fair value as of December 31, 2005 of our interest in ITPD, which is to be distributed to our shareholders.  The final estimated fair value will be determined on the date of distribution.  Our shareholders will receive approximately 0.53 shares of ITPD stock for each share of our stock that they owned as of November 22, 2005.  We expect to make the distribution in April 2006.

Our remaining investments are restricted and not liquid, thus our assessment of value may not ever be realized in the future, if value is realized at all.  If we are not able to raise sufficient capital or achieve a liquidity event for one or more of our investments, we may not be able to successfully implement our business plan, and if so, we may not be able to remain in business.  If we are unsuccessful in raising capital or achieve a liquidity event for an investment, we will be unable to fully implement our business plan and will depend upon shareholder loans or capital investments, if available, to fund operations.

Results of Operations

For the year ended December 31, 2005 our investment income consisted of $64,700 in fees paid in cash and an accrual of $52,300 in fees receivable in cash in the future, unregistered shares in a thinly-traded public company valued by our board of directors at $100,000 or $0.08 per share when received (the last trading price before we received our stock was $0.20 per share, but on very limited volume), and shares of stock earned from a private company with a total value, as determined by our board of directors when issued, of $1,200.  In the year ended December 30, 2004 our investment income was all non-cash in nature, as we received shares of stock in private companies with total values determined by our board of directors of $53,350.  Our operating costs for the years ended December 31, 2005 and 2004 totaled $178,264 and $223,783, respectively.  Operating costs consisted primarily of salary for our President, interest on our debt to the Internet Business Factory Inc., audit costs, fees to our Investment Adviser, and travel costs.  In addition, in 2004 we expensed $128,646 in costs incurred attempting to sell our public equity offering.  Based on our estimate of fair value for our investments, as determined by our board of directors, we had an decrease in our unrealized gains in the year ended December 31, 2005  of $356,331and an increase in the comparable period in 2004 of $408,050.  We had realized losses of $3,150 and $1,100 in years ended December 31, 2005 and 2004.  After providing for deferred tax expense on the net unrealized gain to the extent that it exceeds our tax loss carryforward in 2004 and reversing the provision in 2005 as our unrealized gains were reduced, we recorded a Net Decrease in Net Assets From Operations of $292,215 or $0.12 per share in the year ended December 31, 2005 and a Net Increase of $209,187 or $0.10 per share in the comparable period in 2004.  If our assessment of value of our investments differs from actual value realized in the future, if any, we may have overstated or understated the values of our investments and recorded or failed to record unrealized earnings or losses in our consolidated statement of operations that we will not or will actually realize in the future.  Nearly all of our earnings to date are non-cash, unrealized and consist of restricted and illiquid shares of stock received from our portfolio companies. As reflected herein, we have written down all but two of our investments to zero and the remaining two investments have been reduced in value since September 30, 2005 due to our perceived loss in value of the remaining investments. Future circumstances and conditions could result in further reductions in value of our two remaining investments.

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

Secure Jobs Inc. – In October 2003, we made a private equity cash investment of $100,000 in a new venture called Secure Jobs, Inc. (“Secure Jobs”) which planned to recruit and place nurses in U.S. hospitals in response to the critical nursing shortage that currently exists in the United States.  Our President, Mr. Gilchrist, owns 21% of Secure Jobs and is one of its founders; the President of Goldbridge Capital LLC, our Investment Adviser, owns 3% of Secure Jobs.  Mr. Michael Gallagher is the President, CEO; he and his children are the largest shareholders of Secure Jobs.  Secure Jobs planned to recruit nurses primarily from outside of the United States for employment in the United States.  In the second quarter of 2004, Secure Jobs issued an additional 100,000 shares to us for our consulting services.  We now own 900,000 shares, or approximately 12% of the equity in Secure Jobs.  We have also advanced $4,231 to Secure Jobs on an interim basis.  While Secure Jobs successfully brought its first group of nurses into the United States in the second quarter of this year, subsequent visa applications have been denied.  As a result, as of September 30, 2005, our Board of Directors estimated the fair value of our investment in and advances to Secure Jobs to be zero, which continues to be the estimated value as of December 31, 2005.  Secure Jobs is attempting to raise additional funds or merge with another international nurse staffing company.  If it is unsuccessful, our investment will be lost.  Even if successful, our ownership in any resulting ongoing entity is likely to be greatly diluted.

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

Liquidity and Capital Resources

As of December 31, 2005, we had total assets of $363,935 and $644,366 in liabilities including our property dividend payable of $156,250. All of our assets, with the exception of $2,382 of cash are illiquid or intangible and are subject to significant fluctuations in values which are beyond the control of the Company or result specifically from valuation adjustments as determined necessary by our board of directors on a quarterly basis in order to comply with the requirement of business development companies to estimate fair value.  As of December 31, 2004 we had total assets of $570,732 and $402,698 in liabilities.  We had a Net Decrease In Net Assets From Operations of $292,215 for the year ended December 31, 2005 and a Net Increase of $209,187 for the comparable period in 2004.  If we excluded fees paid in illiquid stock and the non-cash valuation adjustments (increases in value) as determined by our board of directors to the shares of stock of our portfolio companies, we would have experienced a decrease in net assets of $61,264 and $223,783 for the years ended December 31, 2005 and 2004.  Negative cash flow from operating activities for the year ended December 31, 2005 was $73,391; for the comparable period in 2004, negative cash flow from operating activities was $89,703.

In 2003 we borrowed $250,097 from the Internet Business Factory, Inc., to begin our operations as a business development company and to finance our costs while we attempted to conduct a public offering under Regulation E.  Under the note, as amended, the principal is to repaid by June 30, 2006 and bears simple interest at an annual rate of 6%.  In addition, Goldbridge Capital LLC has advanced a total of $131,269 in 2005 and 2004 to cover our cash costs.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Enterprise Development Corporation at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.

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

/S/ Harper & Pearson Company, P.C.

Houston, Texas

April 14, 2006

1

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

	December 31,	December 31,
	2005	2004
ASSETS

Investments at fair value (cost $278,531 and $156,481 respectively)	$ 330,250	$ 564,531
Cash and cash equivalents	2,382	2,138
Accounts receivable	28,300	-
Office equipment	5,300	5,300
Less: accumulated depreciation	(2,297)	(1,237)

TOTAL ASSETS	$ 363,935	$ 570,732

LIABILITIES AND NET ASSETS (DEFICIT)

Loan from shareholder	$ 250,097	$ 250,097
Advances payable – Investment Advisor	131,269	57,634
Accrued interest payable – shareholder	34,024	19,018
Accounts payable – related parties	45,944	6,998
Accounts payable	26,782	41,621
Property dividend payable	156,250	-
Deferred income taxes	-	27,330
TOTAL LIABILITIES	644,366	402,698

NET ASSETS (DEFICIT):
Preferred Stock – See Note G	-	-
Common stock $0.0003 par value, 40,000,000 shares authorized, 2,363,331 shares issued and outstanding	709	709
Common Stock, Class B – See Note G	-	-
Additional paid-in capital	178,951	178,951
Deficit accumulated during the development stage	(220,813)	(220,813)
Retained earnings (deficit)	(239,278)	209,187
TOTAL NET ASSETS (DEFICIT)	(280,431)	168,034

TOTAL LIABILITIES AND NET ASSETS (DEFICIT)	$ 363,935	$ 570,732

NET ASSET (DEFICIT) VALUE PER SHARE	$ (0.12)	$ 0.07

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

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain positive cash flows from operations and profits. Through December 31, 2005, the Company has received cash revenues of only $64,700.  The Company has received restricted, illiquid stock in exchange for services it has provided to several of the Company’s portfolio investment companies which are now reflected on the accompanying balance sheets at the board of directors’ best estimate of fair value, and the Company has receivables for consulting services of $28,300 payable from two independent companies and $24,000 payable from a portfolio company.  Further, early stage companies have a high failure rate, which the Company has also experienced with its investments.  The Company has written off or written down to a zero carrying value seven of the nine companies in which it has invested. The remaining two investments have been written down from their September 30, 2005 valuation to a lower amount representing the Board’s current assessment of value. Generally, because the shares of stock received for its services are restricted, the Company is limited in its ability to sell the shares even when they have value, and the value of these shares may decline substantially resulting in the Company receiving little or no cash value for their services and investments in these portfolio companies.

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

As a business development company, the Company’s investments are generally in private companies with no publicly available market price or in public companies with limited access to public capital.  Business development companies are required to carry investments at fair value.  Generally, the fair value of a private security will initially be based primarily on its original cost to the Company.  Management and our board of directors must evaluate the actual and expected future operations of the portfolio companies, monitor market conditions and evaluate any new financings or other significant events that the portfolio companies may sustain in order to estimate a fair value for our investments in these companies at least quarterly.  If our estimates of the future differ from actual events in the future, for any reason, we may fail to record an unrecognized gain or loss, or we may record it later or earlier than we would with a perfect forecast of the future.  Because these investments are restricted and illiquid, even if the Company correctly estimates a fair value for an investment today, that investment could lose some or all of its value in the near future without our realizing any benefit from our investments or recognizing any cash proceeds from the sale of these investments.  If, in the future, we determine that a loss has occurred in any of our investments, that loss will be reflected as a reduction in the value of our investments on our consolidated balance sheets, and the reduced values will negatively impact our earnings and be reflected as a loss on our statements of operations.

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

INVESTMENTS – In October 2003, American Development Fund, Inc., made a private equity investment of $100,000 in a new venture called Secure Jobs, Inc. (“Secure Jobs”) which planned to recruit and place nurses in U.S. hospitals in response to the critical nursing shortage that currently exists in the United States.  Our President, Mr. Gilchrist, owns 21% of Secure Jobs and is one of its founders; the President of Goldbridge Capital LLC, our Investment Adviser, owns 3% of Secure Jobs.  Mr. Michael Gallagher is the President and CEO; he and his children are the largest shareholders of Secure Jobs.  Secure Jobs planned to recruit nurses primarily from outside of the United States for employment in the United States.  In the second quarter of 2004, Secure Jobs issued an additional 100,000 shares to American Development Fund, Inc., for consulting services, valued at $50,000.  The Company currently owns a 12% equity ownership interest in Secure Jobs.  The Company has also advanced $4,231 to Secure Jobs.  While Secure Jobs successfully brought its first group of nurses into the United States in the second quarter of 2005, subsequent visa applications have been denied.  As a result, as of September 30 2005, the Board of Directors of the Company estimated the fair value of its investment in and advances to Secure Jobs to be zero, which continues to be the estimated value as of December 31, 2005.  Secure Jobs is attempting to raise additional funds or merge with another international nurse staffing company.  If it is unsuccessful, our investment will be lost.  Even if successful, our ownership in any resulting ongoing entity is likely to be greatly diluted.

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

In November 2004, the Company earned 300,000 restricted and illiquid shares of stock in Pan American Production Company, Inc., (“PAmCo”) which we initially recorded at par value of $0.001 per share in return for business advisory services which we rendered to PAmCo relating to development of their business strategy and plans.  The shares were fully paid and non-assessable when issued.  PAmCo is a privately-owned company based in Houston, Texas, and explores for and produces oil and natural gas.  PAmCo has approximately 4,300,000 shares outstanding and has no debt.  It owns oil and gas leases covering over 10,000 acres in Texas, has geological and geophysical data covering over two dozen drilling prospects, and has successfully completed one gas well that has been producing since January 2005 and a second gas well that was completed during the third quarter of 2005.  Based on the assets in place, as of June 30, 2005 the Board of Directors estimated fair value to be $375,000; as of December 31, 2005 the Board of Directors reduced the estimated fair value to $150,000 because of a dry hole and difficulties in sustaining production levels in the second gas well mentioned above.  We do not anticipate receiving any dividends from this company nor do we expect to liquidate this investment in the next 12 months.  In the event this company is unsuccessful in implementing its business plan and achieving profitability, it is probable that our investment in this company will be lost.

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

In April 2005, the Company received 1,250,000 shares of Intrepid Holdings, Inc. (“ITPD”) in payment for consulting services to Galleria Securities Corporation, a related entity to ITPD.  The shares of ITPD are publicly traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol ITPD.OB, but the shares received by the Company have not been registered and are therefore restricted under Rule 144.  The shares become tradable subject to Rule 144 restrictions in April 2006.  Shortly after the Company received its shares, ITPD acquired the assets of Rx Fulfillment Services, Inc.  After the acquisition, ITPD had approximately 37,000,000 shares outstanding.  The shares received by the Company were valued at $0.08 per share when received, based upon the price ITPD’s new management agreed to pay for similarly restricted shares.  The last trading price on the OTCBB prior to the Company’s receipt of shares was $0.20 per share, but with limited trading volume.  ITPD plans to provide pharmacy fulfillment services.  Initial implementation is scheduled to occur in the second half of 2005, but was delayed into the first half of 2006.  Based on the market price of ITPD’s stock, reduced for discounts for restricted securities, for minority ownership and for thinly-traded stocks, the Board of Directors of the Company estimated fair value to be $156,250 (or $0.125 per share) as of December 31, 2005.  (The closing bid price for ITPD on the OTCBB was $0.25 at the end of the year.  The closing bid price at the close of April 12, 2006 was $0.36; if a 50% discount were applied to the closing stock price to determine fair value at the end of April 12, 2006, the fair value of the Company’s investment would have been $225,000.)  ITPD is a development stage company with limited resources and minimal revenues and substantial losses to-date. ITPD’s revenues and losses for 2005 amounted to approximately $39,000 and $803,000, respectively. Total assets and stockholders’ deficit at December 31, 2005 amounted to approximately $140,000 and $1,000,000, respectively.  ITPD received a qualified, going concern opinion on their financial statements at December 31, 2005. ITPD agreed to pay or accrue a monthly consulting fee for 18 months of $3,000 to the Company beginning in May 2005 for assistance to ITPD as it develops and implements its business plans.  As of December 31, 2005 we have accrued $24,000 in consulting fees, but have received no cash.  Our President, Mr. Gilchrist, also has agreed to assist ITPD by serving as a Director and the audit committee chairman.  We do not anticipate receiving any dividends from this company.  The Board of Directors of the Company voted in November 2005 to distribute the Company’s interest in ITPD to the Company’s shareholders as of November 22, 2005 as a property dividend.  The Company’s shareholders will receive approximately 0.53 shares of ITPD stock for each share of the Company’s stock that they owned as of November 22, 2005.  The Company expects to make the distribution in April 2006.

Investment Risk – As reflected herein, the Company’s investments  subject the Company to significant levels of risk associated with economic changes, interest rate fluctuations, political events, war and terrorism, and operating conditions of the investment companies beyond the control of the Company.  Consequently, management’s judgment as to the level of losses that currently exist or may develop in the future, if any, involves the consideration of current and anticipated conditions and their potential effects on the Company’s investments.  Due to the significant level of risk associated with investment securities and the level of uncertainty related to changes in the value of investment securities, and the significant losses in value in the Company’s portfolio investments, it is  reasonably possible that additional changes in risks in the near term could materially impact the value of the amounts reflected in the accompanying financial statements.  Investments are carried at fair value as determined in good faith by or under the direction of the Board of Directors of the Company based on information and using valuation methodologies considered appropriate and reliable by the Board.  For securities that are publicly-traded, the market price, sometimes discounted for thinly-traded and restricted securities, will be the primary measure of fair value.  Generally, the fair value of a private security will initially be based primarily on its original cost to the Company.  Cost will be the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of the portfolio company’s operations, changes in general market conditions, subsequent financings, independent valuations or the availability of market quotations) provide a basis for value other than cost.  For investments in which the Company earns an interest for services rendered, the Board estimates the fair value of the services as the initial basis for estimating fair value of the securities received.  The Board believes that the methods used to value the investments reflected in the accompanying financial statements have been applied appropriately and that the values reflected herein have been calculated in accordance with generally accepted valuation methods which result in valuations in our financial statements being recorded in accordance with generally accepted accounting principles in the United States. However, losses may occur, which may be material to the financial condition of the Company and proceeds, if any, from the disposition of securities could differ significantly from the values reflected herein.  In particular, early stage and seed round investments in private companies, which is the focus of the Company, are typically in illiquid restricted securities with no current market and therefore no market prices or comparables are available upon which to base our estimates. These portfolio companies are often development stage with no operations and no positive cash flow.  These factors, among others, make determination of fair value more difficult and subject to significant judgment errors by our board of directors. As previously discussed, six of the companies in which we made investments in 2004 were written off in 2004 or 2005 as we no longer believe these companies to be viable ongoing businesses enterprises, and the value of our investment in Secure Jobs has been written down to zero because of problems that it has encountered in implementing its plans.

ACCOUNTS RECEIVABLE – Galleria Securities Corporation (“Galleria”) agreed to pay the Company $60,000 for consulting services that the Company rendered in assisting Galleria in its consideration of the acquisition of the assets of Rx Fulfillment Services, Inc., subject to Galleria’s receiving the amounts due to it under notes executed by ITPD.  As of December 31, 2005 Galleria had paid $22,500 of the $60,000 obligation to the Company.  The remaining $37,500 was to be paid when ITPD paid Galleria the remainder of the $400,000 that it owes under a note that was originally due in October 2005 but has been extended until April 15, 2007.  In early 2006, the Company agreed to exchange the $37,500 receivable recorded earlier in the year for $20,000, which was paid in the first quarter of 2006.  Therefore, as of December 31, 2005 we reduced our accounts receivable and our revenues for 2005 by $17,500.

El Pegasu International, a homebuilder of affordable homes that began operations in 2005, has agreed to pay the Company $4,000 per month for 24 months beginning in July 2005 for advisory services.  Payments totaling $15,700 were received in 2005 leaving a receivable at yearend of $8,300; an additional payment of $4,000 has been received in 2006 through April 12.

OFFICE EQUIPMENT – Office equipment is carried at original cost or adjusted to net realizable value, as applicable.  Maintenance and repair costs are charged to expense as incurred.  When assets are sold or retired, the remaining costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income.  For financial reporting purposes, depreciation of property and equipment is provided using the straight-line method based upon the expected useful lives of each class of assets.  Estimated useful lives of assets are as follows:  Furniture and fixtures five to seven years; computers and other office equipment three to five years.

PROPERTY DIVIDEND PAYABLE – In November 2005, the Board of Directors approved a property dividend to the Company’s shareholders as of November 22, 2005, consisting of all of the Company’s common shares of ITPD.  The Company’s shareholders will receive approximately 0.53 shares of ITPD stock for each share of the Company’s stock that they owned as of November 22, 2005.  The Company expects to make the distribution in April 2006.  The balance in the property dividend payable account represents the fair value at December 31, 2005 of the ITPD shares as of yearend.  The value of the property dividend will be adjusted to fair value on the date of distribution when it occurs.

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

REVENUE RECOGNITION – As a business development company, our revenue will be recognized primarily based on security transactions and related revenues, comprised almost exclusively to-date of restricted and illiquid share of common stock of portfolio companies.  Security transactions are accounted for on a trade date basis.  Net realized gains or losses on sales of securities are determined on the specific identification method.  Interest income and expenses are recognized on the accrual basis.  Dividend income is recorded on cumulative preferred equity securities on an accrual basis to the extent that such amounts are expected to be collected and on common equity securities on the record date for private companies or on the ex-dividend date for publicly traded companies.  We assess the collectibility of dividends and interest income receivables in connection with our determination of the fair value of the related security.  To the extent that there are adverse future developments, previously recognized dividend and interest income may not be realized. Through December 31, 2005, we had not received any interest or dividend income, nor have we sold any of our investments.  We have only received $64,700 in cash revenues through December 31, 2005.  Our realized losses on investments have been losses resulting from abandoning our interests in failed start-up companies.  When fees are paid to us by portfolio companies in their stock, in accordance with generally accepted accounting principles, we generally recognize fee income to the extent of par value or the value of the services rendered which ever is appropriate in the case of a new company or fair value in the case of an existing company, as determined by our board of directors.  Fees paid in shares of the stock of our portfolio companies are both restricted and illiquid thus we may be unable to convert these shares of stock to cash in the future.  Increases or decreases in the fair value of investments above or below accounting cost basis are not included in Investment Income but are included in the Statements of Operations as unrealized gains or losses until such time as the investment is abandoned,  liquidated or sold.  See the discussion below of unrealized gains and losses.

REALIZED LOSS ON INVESTMENTS – During 2005 the Board of Directors of the Company determined that four investments of the Company were worthless and should be abandoned.  Accordingly, the Company recognized a realized loss of $3,150 on the abandonment of these investments.  The investments that were abandoned in 2005 are summarized in the table below.

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

1

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

INCOME TAXES – The Company has had losses since inception and, therefore, has not been subject to federal income taxes.  As of December 31, 2005 and December 31, 2004 excluding unrealized gains the Company estimates an accumulated tax net operating loss (“NOL”) carryforward of approximately $288,000 and $328,000, respectively, resulting in a deferred tax asset of approximately $98,000 and $112,000, respectively.  The Company has a permanent difference between its tax loss and financial statement loss of approximately $65,000 relating to its development stage costs and writeoff of its prior business, and $3,000 from non-deductible expenses.  The tax loss carryforwards begin to expire in 2020.  Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.

As of December 31, 2005, when unrealized gains are included, the Company has a remaining estimated NOL carryforward of $236,000, resulting in a deferred tax asset of approximately $80,000.  This deferred tax asset at December 31, 2005 is fully offset by a valuation reserve, as management believes that there is a greater than 50% likelihood that the deferred tax asset may not be realized. However, as of December 31, 2004, when unrealized gains are included, the Company would have had cumulative income.  Therefore, in 2004 deferred income taxes on net unrealized gains were provided at a tax rate of 34% to the extent the cumulative taxable income including unrealized gains exceeds the NOL carryforward described above.  As of December 31, 2004 the Company’s cumulative income including unrealized gains before providing for deferred tax expense was $80,384.

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

1

PER SHARE DATA AND RATIOS –

	For the year ended Dec 31, 2005	For the year ended Dec 31, 2004

Investment income	$ 0.092	$ 0.025
Operating expenses	(0.076)	(0.104)
NET INVESTMENT INCOME (LOSS)	0.016	(0.079)

REALIZED LOSSES	(0.001)	0.000

INCREASE (DECREASE) IN NET UNREALIZED GAINS after deferred taxes	(0.139)	0.176

INCREASE (DECREASE) IN NET ASSET VALUE FROM OPERATIONS	(0.124)	0.097

Property dividend declared	(0.066)	0.000
Increase from shares issued during the period	0.000	0.006

Net asset value (deficit) – beginning of period	0.071	(0.032)

Net asset value (deficit) – end of period	$ (0.119)	$ 0.071

Weighted average number of shares during period	2,363,331	2,146,710

Ratios –
Increase in net assets from operations to average net assets	not meaningful	not meaningful
Net investment income to average net assets	not meaningful	not meaningful
Operating expenses to average net assets	not meaningful	not meaningful

NEW ACCOUNTING PRONOUNCEMENTS – The Company is unaware of any new accounting pronouncements that are expected to have  material impact on the Company’s financial statements.

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

Under an agreement approved on August 29, 2003 by the Board of Directors, Jonathan Gilchrist is to receive compensation of $8,000 per month beginning in October, 2003.  His compensation for February through December 2004 was not paid, but was accrued.  In December 2004, Mr. Gilchrist agreed to reduce his $88,000 accrued receivable to $16,133 and to accept it in the form of the Company’s common stock totaling 146,667 shares.  At that time, no shares had yet traded on the Nasdaq OTC Bulletin Board and the best bid price was $0.11 per share.  All but $24,000 (which is included in “Accounts payable - related parties”) of his monthly compensation has been paid in cash during 2005.

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

Our CEO devotes most of his time to the management of the Company, although he is also the Chairman and CEO of The Internet Business Factory, Inc., an Internet incubator company and a member of Goldbridge Capital in Houston, Texas.  Because each member of our management team has other business obligations, they may not spend as much time as needed on our business in order to maximize its success.  When competing demands on their time arise, we cannot insure that the needs of our company will have priority over the other demands placed upon the management team’s time.

We expect to hire management personnel as funds become available and to obtain key personnel if and when we make successful acquisitions.  Also, under our Investment Advisory Agreement, Goldbridge Capital supplies substantially all professional needs for investment analysis and recommendation.

Jonathan C. Gilchrist – Mr. Gilchrist is our primary founder and has served as our Chief Executive Officer and a Director since June 28, 2000.   Mr. Gilchrist was a co-founder of Goldbridge Capital in 2000.  Prior thereto, he held various offices with iExalt, Inc., (OTCBB: IXLT) from January 1999 until December 2000.  After founding iExalt, with four other business leaders, Mr. Gilchrist served at different times as a Director, Chief Operating Officer, Secretary, Executive Vice President and General Counsel for iExalt.  His employment with iExalt ended on December 31, 2000.  In 1999 Mr. Gilchrist founded The Internet Business Factory, Inc., a Nevada corporation and serves as its Chairman and Chief Executive Officer.  Prior to founding iExalt, Mr. Gilchrist served as President of The American Law Network, LLC, which he helped found in November 1997 and where he served until founding iExalt in January 1999.  From 1993 to 1997, Mr. Gilchrist worked as an attorney for the law firm of Orgain, Bell & Tucker, LLP.  He is a graduate of the University of Alabama School of Law and worked as an attorney for Exxon Company, USA from 1990 to 1993.  As of December 31, 2005 Mr. Gilchrist also served as a Director for two other public companies – ITPD and Cyber Law Reporter, Inc.

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

James Carroll – Mr. Carroll was a co-founder in 2000 of Goldbridge Capital LLC and was the President until December 31, 2005.  In January 2006 he resumed his active management of the Bright Hawk Group, which is involved primarily in the oil and gas business.  He holds a Master of Accounting degree from Rice University and is a licensed Texas CPA.  Mr.Carroll was the Chief Financial Officer at iExalt (OTCBB: IXLT) for most of 2000.  He founded the Bright Hawk Group in 1995 and prior thereto he was the chief financial officer for Quintana Petroleum Corporation, a large privately held firm.  Mr. Carroll began his career in the management consulting division of Ernst & Ernst.  He has been an Adjunct Assistant Professor in the Jones Graduate Business School at Rice University and is a Certified Management Accountant (CMA).

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

Robert Wilson – Mr. Wilson has been in the securities industry for more than 19 years working with both small and large securities brokerage firms and investment advisors.  He has been a principal of the Forte Group, Inc. since 2000.  Robert is a CPA and was an auditor with Price Waterhouse prior to working in the operations department at Texas First Securities.  He subsequently worked at Kemper Securities (formerly Underwood Neuhaus) a regional investment-banking firm, in the Compliance and Internal Audit Department.  Mr. Wilson founded his own accounting and consulting firm providing financial and compliance services to small and regional investment brokerage firms.  He served as President of Mitchell Rotan, a local investment-banking firm, from 1995-1999, where he helped structure various private placements and syndicate underwritings.  He has been a member of the NASD Board of Arbitrators since 1990.  He also served on the Securities and Capital Markets Committee of the Texas Society of CPAs and was a member of the American Association of Certified Public Accountants.  He has passed qualifications to be registered by the NASD with Series 7, 24, 27, 53 and 63 Securities Licenses.  Mr. Wilson chairs our audit committee and serves as our audit committee financial expert.

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

Item 10. Executive Compensation.

During the reporting period, the only officer receiving compensation was our CEO, Jonathan Gilchrist.  As provided in the Employment Agreement approved by the Board of Directors on August 29, 2003 and filed as an exhibit to our report 8-K dated August 29, 2003 as filed on September 15, 2003, he receives $8,000 per month beginning October 1, 2003.  He was paid $24,000 in 2003 under this agreement and $8,000 in 2004.  In December 2004, he agreed to reduce his $88,000 accrued receivable for the balance of the fees due in 2004 to $16,133 and to accept it in the form of our common stock totaling 146,667 shares.  At that time, no shares had yet traded on the Nasdaq OTC Bulletin Board and the best bid price was $0.11 per share.  In 2005 he received $72,000 in cash and accrued $24,000 in fees payable to him.

Name and principal position /	Year /	Annual Compensation /	All other compensation

		Salary	Bonus	Other
(a)	(b)	(c)	(d)	(e)	(i)
Jonathan Gilchrist, CEO	2000 2001 2002 2003 2004 2005	-0- -0- -0- $24,000 $24,133 $96,000	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-

In 2004 no cash compensation was paid to the Company’s independent directors, but in December 2004 the Board agreed to issue 5,000 shares to each of the three independent directors.  The Board issued an additional 5,000 shares to Mr. Wilson for his having agreed to serve as the next chairman of the audit committee.  These shares were valued at $0.11 per share based on the best bid price quoted on the Nasdaq OTC Bulletin Board.  This resulted in stock compensation valued at $550 to each of Mr. Carmichael and Mr. Schaefer, and $1,100 to Mr. Wilson.  No directors received any compensation in 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of the shares of our common stock as of the close of business on December 31, 2005 of each person known by us to own beneficially five percent or more of our common stock and of each of our directors and our officers and directors as a group.  For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13(d)-3 of the Securities Exchange Act of 1934, under which a person is considered to be a beneficial owner of a security if such person has or shares the power to vote or to direct the voting of the security or the power to dispose or to direct the disposition of the security, or if that person has the right to acquire beneficial ownership of that security within 60 days through the exercise of any option, warrant or conversion of a security.

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

Under an agreement approved on August 29, 2003 by the Board of Directors, Jonathan Gilchrist is to receive compensation of $8,000 per month beginning in October, 2003.  His compensation for February through December 2004 was not paid, but was accrued.  In December 2004, Mr. Gilchrist agreed to reduce his $88,000 accrued receivable to $16,133 and to accept it in the form of the Company’s common stock totaling 146,667 shares.  At that time, no shares had yet traded on the Nasdaq OTC Bulletin Board and the best bid price was $0.11 per share.  All but $24,000 (which is included in “Accounts payable - related parties”) of his monthly compensation has been paid in cash during 2005.

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

In 2004 no cash compensation was paid to the Company’s independent directors, but in December 2004 the Board agreed to issue 5,000 shares to each of the three independent directors.  The Board issued an additional 5,000 shares to Mr. Wilson for his having agreed to serve as the next chairman of the audit committee.  These shares were valued at $0.11 per share based on the best bid price quoted on the Nasdaq OTC Bulletin Board.  This resulted in stock compensation valued at $550 to each of Mr. Carmichael and Mr. Schaefer, and $1,100 to Mr. Wilson.  No directors received any compensation in 2005.

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

10.6	Employment Agreement with Jonathan Gilchrist (filed as Exhibit 10.6 to the Company’s 8-K dated August 29, 2003 as filed on September 15, 2003 is incorporated her by reference)
10.7	Investment Advisory Agreement with Goldbridge Capital LLC (filed as Exhibit 10.7 to the Company’s 8-K dated August 29, 2003 as filed on September 15, 2003 is incorporated her by reference)
21	Subsidiaries of the Registrant
31.1	Certification Pursuant to 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
99.1	Stock Purchase Agreement regarding American Development Fund, Inc. (filed as Exhibit 99.1 to the Company’s 8-K dated December 1, 2003 as filed on December 16, 2003 is incorporated her by reference)

Item 14. Principal Accountant Fees and Services.

Harper & Pearson Company, P.C. serves as our independent public auditors.  The following fees were incurred by Harper & Pearson Company, P.C. for services rendered during the years ended December 31, 2005 and 2004:

Audit Fees:  $15,703 and $13,882 for 2005 and 2004, respectively, for services rendered for the audit of our financial statements and review of the financial statements included in our Forms 10-KSB, 10-QSB, 8-K and 1-E.

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

All services provided by Harper & Pearson Company, P.C. have been pre-approved by the Audit Committee.

1

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Enterprise Development Corporation (Registrant)

By __ _//s// Jonathan C. Gilchrist, Chairman and President_____________
Date: April 17, 2006

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By ___ //s// William Carmichael, Director_____
Date: April 17, 2006

By ___ //s// Robert Wilson, Director_____
Date: April 17, 2006

By ___ //s// James Carroll, Director and Acting Principal Accounting Officer__
Date: April 17, 2006

1