Form 10QSB
period 2006-03-31
AMERICAN ENTERPRISE DEVELOPMENT CORP
filed 2006-05-22
CIK 1136725

Unknown;

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 47,363,331 as of May 17, 2006.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

3

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS

Investments at fair value (cost $287,531 and $278,531 respectively)	$ 420,500	$ 330,250
Cash and cash equivalents	5,819	2,382
Accounts receivable	16,300	28,300
Office equipment and furniture	8,532	5,300
Less: accumulated depreciation	(2,618)	(2,297)

TOTAL ASSETS	$ 448,533	$ 363,935

LIABILITIES AND NET ASSETS (DEFICIT)

Notes payable to shareholders	$ 403,210	$ 250,097
Advances payable – Investment Advisor	-	131,269
Accrued interest payable – shareholders	40,020	34,024
Accounts payable – related parties	43,111	45,944
Accounts payable	24,278	26,782
Property dividend payable	237,500	156,250
Deferred income taxes	-	-
TOTAL LIABILITIES	748,119	644,366

NET ASSETS (DEFICIT):
Preferred Stock – See Note F	-	-
Common stock $0.0003 par value, 40,000,000 shares authorized, 2,363,331 shares issued and outstanding	709	709
Common Stock, Class B – See Note F	-	-
Additional paid-in capital	178,951	178,951
Deficit accumulated during the development stage	(220,813)	(220,813)
Retained earnings (deficit)	(258,433)	(239,278)
TOTAL NET ASSETS (DEFICIT)	(299,586)	(280,431)

TOTAL LIABILITIES AND NET ASSETS (DEFICIT)	$ 448,533	$ 363,935

NET ASSET (DEFICIT) VALUE PER SHARE	$ (0.13)	$ (0.12)

See accompanying notes.

3

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	3 months March 31, 2006	3 months March 31, 2005

INVESTMENT INCOME:
Fees paid by portfolio companies in stock	$ -	$ 1,200
Consulting fees	21,000	-
TOTAL INVESTMENT INCOME	21,000	1,200

OPERATING EXPENSES:
Operating and organizational costs	4,064	3,743
General and administrative	5,394	13,744
Depreciation expense	321	265
Related party expenses:
… General and administrative/investment advisory fees	24,379	26,140
… Interest expense - shareholders	5,997	3,700
TOTAL OPERATING EXPENSES	40,155	47,592

INVESTMENT LOSS, NET	(19,155)	(46,392)

INCREASE IN NET UNREALIZED GAINS ON INVESTMENTS	81,250	38,800
Decrease in deferred income taxes on unrealized gains	-	2,581

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS	$ 62,095	$ (5,011)

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS PER SHARE	$ 0.03	$ nil

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,363,331	2,363,331

See accompanying notes.

3

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Retained Earnings (Deficit)	Total

BALANCE, December 31, 2005	2,363,331	$ 709	$ 178,951	$ (220,813)	$ (239,278)	$ (280,431)

Net increase in net assets from operations	-	-	-	-	62,095	62,095

Increase in property dividend payable	-	-	-	-	(81,250)	(81,250)

BALANCE, March 31, 2006	2,363,331	$ 709	$ 178,951	$ (220,813)	$ (258,433)	$ (299,586)

See accompanying notes.

3

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

3 months ended March 31, 2006	3 months ended March 31, 2005
CASH FLOW FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets from operations	$ 62,095	$ (5,011)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used by operating activities:
… Decrease (increase) in unrealized gains on investments, net	(81,250)	(38,800)
… Increase (decrease) in deferred income taxes on unrealized gains	-	(2,581)
… Fees paid by portfolio companies in their stock	-	(1,200)
… Depreciation and amortization	321	265
… Changes in Operating Assets and Liabilities:
…… Account receivable and portfolio company receivable	3,000	-
…… Accrued interest and accounts payables	659	6,411
Net Cash Used by Operating Activities	(15,175)	(40,916)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of office equipment and furniture	(3,232)	-
Net Cash Used by Investing Activities	(3,232)	-

CASH FLOW FROM FINANCING ACTIVITIES
Advances from Investment Advisor	-	39,648
Notes payable – shareholders issued to repay accrued Investment Advisor fees included in accounts payable to Goldbridge	21,844	-
Net Cash Provided by Financing Activities	21,844	39,648

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,437	(1,268)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,382	2,138

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 5,819	$ 870

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
… Interest	$ -	$ -
… Income Taxes	$ -	$ -
Non cash activities:
… Common stock issued for services	$ -	$ -
… Advances from Investment Advisor converted to notes payable - shareholders	$ 131,269	$ -
… Property dividend payable	$ 81,250	$ -

See accompanying notes.

3

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2006

(unaudited)

Portfolio company	*	Date of initial investment	Cost	Fair Value

SECURE JOBS, INC.
(Nurse staffing company)		Oct 2003
… 900,000 shares of common stock	12%		$ 150,000	$ -
… Advances for certain cash costs			4,231	-

PAN AMERICAN PRODUCTION COMPANY, INC.
(Oil and gas exploration and production)		Nov 2004
… 300,000 shares of common stock for services	7%		300	150,000

INTREPID HOLDINGS, INC.
(Pharmacy fulfillment)		Apr 2005
… 1,250,000 shares of common stock for services	3%		100,000	237,500
… Consulting fees receivable			33,000	33,000

			$ 287,531	$ 420,500
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

3

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

MARCH 31, 2006

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

CONDITIONS AFFECTING ONGOING OPERATIONS – In the first quarter of 2004, the Company began operating as a business development company, so that it is no longer a development stage company.  Nevertheless, the Company is subject to many of the risks associated with development and early stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to continue to grow through investment opportunities.  In the event the Company is unable to obtain additional debt or equity financing or to achieve a liquidity event for one or more of its investments, the Company will not be able to continue its current level of operations.  If the Company is unable to continue its operations, the value of the Company’s assets will experience a significant decline in value from the values currently reflected in the accompanying balance sheets.  Because the Company has limited funds, it will need to rely on funding, if available from Goldbridge Capital LLC or shareholders in order to continue its limited operations.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain positive cash flows from operations and profits. Through March 31, 2006, the Company has received cash revenues of only $88,700 since inception.  The Company has received restricted, illiquid stock in exchange for services it has provided to several of the Company’s portfolio investment companies which are now reflected on the accompanying balance sheets at the board of directors’ best estimate of fair value, and the Company has receivables for consulting services of $16,300 payable from an independent company and $33,000 payable from a portfolio company.  Further, early stage companies have a high failure rate, which the Company has also experienced with its investments.  The Company has written off or written down to a zero carrying value seven of the nine companies in which it has invested. The remaining two investments were written down on December 31, 2005 from their September 30, 2005 valuation to a lower amount representing the Board’s ongoing assessment of value.  Generally, because the shares of stock received for its services are restricted, the Company is limited in its ability to sell the shares even when they have value, and the value of these shares may decline substantially resulting in the Company receiving little or no cash value for their services and investments in these portfolio companies.

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

INTERIM RESULTS - The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations adopted by the United States Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire year or any interim period.  For further information, refer to the financial statements and notes thereto included in the annual report on Form 10-KSB of the Company for the year ended December 31, 2005.

CASH AND CASH EQUIVALENTS – The Company considers all highly liquid debt instruments having maturities of three months or less at the date of purchase to be cash equivalents.

INVESTMENTS – In October 2003, American Development Fund, Inc., made a private equity investment of $100,000 in a new venture called Secure Jobs, Inc. (“Secure Jobs”) which planned to recruit and place nurses in U.S. hospitals in response to the critical nursing shortage that currently exists in the United States.  Our President, Mr. Gilchrist, owns 21% of Secure Jobs and is one of its founders; Mr. Carroll, one of our directors, owns 3% of Secure Jobs.  Mr. Michael Gallagher is the President and CEO; he and his children are the largest shareholders of Secure Jobs.  Secure Jobs planned to recruit nurses primarily from outside of the United States for employment in the United States.  In the second quarter of 2004, Secure Jobs issued an additional 100,000 shares to American Development Fund, Inc., for consulting services, valued at $50,000.  The Company currently owns a 12% equity ownership interest in Secure Jobs.  The Company has also advanced $4,231 to Secure Jobs.  While Secure Jobs successfully brought its first group of nurses into the United States in the second quarter of 2005, subsequent visa applications have been denied.  As a result, as of September 30 2005, the Board of Directors of the Company estimated the fair value of its investment in and advances to Secure Jobs to be zero, which continues to be the estimated value as of March 31, 2006.  Secure Jobs is attempting to raise additional funds or merge with another international nurse staffing company.  If it is unsuccessful, our investment will be lost.  Even if successful, our ownership in any resulting ongoing entity is likely to be greatly diluted.

In November 2004, the Company earned 300,000 restricted and illiquid shares of stock in Pan American Production Company, Inc., (“PAmCo”) which we initially recorded at par value of $0.001 per share in return for business advisory services which we rendered to PAmCo relating to development of their business strategy and plans.  The shares were fully paid and non-assessable when issued.  PAmCo is a privately-owned company based in Houston, Texas, and explores for and produces oil and natural gas.  PAmCo has approximately 4,300,000 shares outstanding and has no debt.  It owns oil and gas leases covering over 10,000 acres in Texas, has geological and geophysical data covering over two dozen drilling prospects, and has successfully completed one gas well that has been producing since January 2005 and a second gas well that was completed during the third quarter of 2005.  Based on the assets in place, as of June 30, 2005 the Board of Directors estimated fair value to be $375,000; as of December 31, 2005 the Board of Directors reduced the estimated fair value to $150,000 because of a dry hole and difficulties in sustaining production levels in the second gas well mentioned above.  The Board made no changes in its estimate of value as of March 31, 2006.  We do not anticipate receiving any dividends from this company nor do we expect to liquidate this investment in the next 12 months.  In the event this company is unsuccessful in implementing its business plan and achieving profitability, it is probable that our investment in this company will be lost.

In February 2005, Blue Oro Foods, Inc. (“BOF”) issued to us 1,200,000 restricted and illiquid shares of stock, which we initially recorded at par value of $0.001 per share in exchange for the Company’s commitment to provide, as an equity investment in BOF, up to $50,000 in certain costs and services related to implementing BOF’s acquisition strategy.  The shares were fully paid and non-assessable when issued.  BOF planned to acquire aquaculture operations and become a public company.  As of March 31, 2005 the Board of Directors of the Company estimated fair value of our shares in BOF to be $40,000.  However, as of December 31, 2005 the Board determined that the Company should abandon its efforts and that the estimated fair value of these shares should be reduced to $-0-.  Therefore, at yearend 2005 we wrote off our investment and abandoned our interest in this portfolio company.

In April 2005, the Company received 1,250,000 shares of Intrepid Holdings, Inc. (“ITPD”) in payment for consulting services to Galleria Securities Corporation, a related entity to ITPD.  The shares of ITPD are publicly traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol ITPD.OB, but the shares received by the Company have not been registered and are therefore restricted under Rule 144.  The shares became tradable subject to Rule 144 restrictions in April 2006.  Shortly after the Company received its shares, ITPD acquired the assets of Rx Fulfillment Services, Inc.  After the acquisition, ITPD had approximately 37,000,000 shares outstanding.  The shares received by the Company were valued at $0.08 per share when received, based upon the price ITPD’s new management agreed to pay for similarly restricted shares.  The last trading price on the OTCBB prior to the Company’s receipt of shares was $0.20 per share, but with limited trading volume.  ITPD plans to provide pharmacy fulfillment services.  Initial implementation was scheduled to occur in the second half of 2005, but was delayed into the first half of 2006.  Based on the market price of ITPD’s stock, reduced for discounts for restricted securities, for minority ownership and for thinly-traded stocks, the Board of Directors of the Company estimated fair value to be $156,250 (or $0.125 per share which was 50% of the closing bid price) as of December 31, 2005.  The Board’s estimate of fair value at March 31, 2006 is $237,500 (or $0.19 per share which was 50% of the closing bid price).  If the same 50% discount to closing bid price were applied to determine fair value at the end of May 11, 2006, the fair value of the Company’s investment would have been $212,500.  ITPD is a development stage company with limited resources and minimal revenues and substantial losses to-date. ITPD’s revenues and losses for 2005 amounted to approximately $39,000 and $803,000, respectively.  Total assets and stockholders’ deficit at December 31, 2005 amounted to approximately $140,000 and $1,000,000, respectively.  ITPD received a qualified, going concern opinion on their financial statements at December 31, 2005.  ITPD agreed to pay or accrue a monthly consulting fee for 18 months of $3,000 to the Company beginning in May 2005 for assistance to ITPD as it develops and implements its business plans.  As of March 31, 2006 and December 31, 2005 we have accrued $33,000 and $24,000, respectively, in consulting fees, but have received no cash.  Our President, Mr. Gilchrist, also has assisted ITPD by serving as a Director and the audit committee chairman during 2005 and early 2006.  We do not anticipate receiving any dividends from this company.  The Board of Directors of the Company voted in November 2005 to distribute the Company’s interest in ITPD to the Company’s shareholders as of November 22, 2005 as a property dividend.  The Company’s shareholders will receive approximately 0.53 shares of ITPD stock for each share of the Company’s stock that they owned as of November 22, 2005.  The Company expects to make the distribution in May 2006.

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

ACCOUNTS RECEIVABLE – Galleria Securities Corporation (“Galleria”) agreed to pay the Company $60,000 for consulting services that the Company rendered in assisting Galleria in its consideration of the acquisition of the assets of Rx Fulfillment Services, Inc., subject to Galleria’s receiving the amounts due to it under notes executed by ITPD.  As of December 31, 2005 Galleria had paid $22,500 of the $60,000 obligation to the Company.  The remaining $37,500 was to be paid when ITPD paid Galleria the remainder of the $400,000 that it owes under a note that was originally due in October 2005 but has been extended until April 15, 2007.  In early 2006, the Company agreed to exchange the $37,500 receivable recorded earlier in the year for $20,000, which was paid in the first quarter of 2006.  Therefore, as of December 31, 2005 we reduced our accounts receivable and our revenues for 2005 by $17,500.  No balance remains as of March 31, 2006.

El Pegasu International, a homebuilder of affordable homes that began operations in 2005, has agreed to pay the Company $4,000 per month for 24 months beginning in July 2005 for advisory services.  Payments totaling $15,700 were received in 2005 leaving a receivable at yearend of $8,300; an additional payment of $4,000 was received in the first quarter of 2006.  With the accrual of $12,000 during the first quarter, the account receivable balance was $16,300 as of March 31, 2006.  No additional payments have been received through May 12, 2006.  The Company has a letter of intent to acquire Havoc Distribution, Inc. and El Pegasu Services, Inc. (see Note H); El Pegasu International is a related party to both of these companies through common ownership.

OFFICE EQUIPMENT AND FURNITURE – Office equipment and furniture is carried at original cost or adjusted to net realizable value, as applicable.  Maintenance and repair costs are charged to expense as incurred.  When assets are sold or retired, the remaining costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income.  For financial reporting purposes, depreciation of property and equipment is provided using the straight-line method based upon the expected useful lives of each class of assets.  Estimated useful lives of assets are as follows:  Furniture and fixtures five to seven years; computers and other office equipment three to five years.

PROPERTY DIVIDEND PAYABLE – In November 2005, the Board of Directors approved a property dividend to the Company’s shareholders as of November 22, 2005, consisting of all of the Company’s common shares of ITPD.  The Company’s shareholders will receive approximately 0.53 shares of ITPD stock for each share of the Company’s stock that they owned as of November 22, 2005.  The Company expects to make the distribution in May 2006.  The balance in the property dividend payable account represents the fair value of the ITPD shares as of March 31, 2006 and December 31, 2005.  The value per share of the property dividend was estimated to be approximately $0.10 per share and $0.066 per share as of March 31, 2006 and December 31, 2005, respectively.  The value of the property dividend will be adjusted to fair value on the date of distribution when it occurs.

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

REVENUE RECOGNITION – As a business development company, our revenue will be recognized primarily based on security transactions and related revenues, comprised almost exclusively to-date of restricted and illiquid share of common stock of portfolio companies.  Security transactions are accounted for on a trade date basis.  Net realized gains or losses on sales of securities are determined on the specific identification method.  Interest income and expenses are recognized on the accrual basis.  Dividend income is recorded on cumulative preferred equity securities on an accrual basis to the extent that such amounts are expected to be collected and on common equity securities on the record date for private companies or on the ex-dividend date for publicly traded companies.  We assess the collectibility of dividends and interest income receivables in connection with our determination of the fair value of the related security.  To the extent that there are adverse future developments, previously recognized dividend and interest income may not be realized. Through March 31, 2006, we had not received any interest or dividend income, nor have we sold any of our investments.  We have only received $88,700 in cash revenues since inception through March 31, 2006.  Our realized losses on investments have been losses resulting from abandoning our interests in failed start-up companies.  When fees are paid to us by portfolio companies in their stock, in accordance with generally accepted accounting principles, we generally recognize fee income to the extent of par value or the value of the services rendered which ever is appropriate in the case of a new company or fair value in the case of an existing company, as determined by our board of directors.  Fees paid in shares of the stock of our portfolio companies are both restricted and illiquid thus we may be unable to convert these shares of stock to cash in the future.  Increases or decreases in the fair value of investments above or below accounting cost basis are not included in Investment loss, net but are included in the Statements of Operations as unrealized gains or losses until such time as the investment is abandoned, liquidated or sold.  See the discussion below of unrealized gains and losses.

REALIZED LOSS ON INVESTMENTS – No realized losses were recorded in the three months ended March 31, 2006 or 2005.  However, during 2005 the Board of Directors of the Company determined that four investments of the Company were worthless and should be abandoned.  Accordingly, the Company recognized a realized loss of $3,150 on the abandonment of these investments.  The investments that were abandoned in 2005 are summarized in the table below.

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
			$ 3,150
*Our approximate equity ownership interest in the portfolio company

UNREALIZED GAINS (LOSSES) ON INVESTMENT, NET – Because business development companies are required to carry investments at fair value, the Company shows unrealized gains or losses on its statement of operations.  Unrealized gains or losses reflect the difference between fair value, as estimated by the Board of the Company, and accounting cost basis.  Increase or (decreases) in unrealized gains or (losses) for three months ended March 31, 2006 and 2005 were as follows:

3

	3 months ended March 31, 2006	3 months ended March 31, 2005
Blue Oro Foods, Inc.	$ -	$ 38,800
Intrepid Holdings, Inc.	81,250	-
	$ 81,250	$ 38,800

OPERATING AND ORGANIZATIONAL COSTS – The Company has categorized those costs that relate to planning, operation, investment due diligence and marketing as “Operating and organizational costs”.  These costs included personnel charges for planning and marketing, travel, meeting costs and operating activities.

INCOME TAXES – The Company has had losses since inception and, therefore, has not been subject to federal income taxes.  As of March 31, 2006 and December 31, 2005 excluding unrealized gains the Company estimates an accumulated tax net operating loss (“NOL”) carryforward of approximately $307,000 and $288,000, respectively, resulting in a deferred tax asset of approximately $104,000 and $98,000, respectively.  The Company has a permanent difference between its tax loss and financial statement loss of approximately $65,000 relating to its development stage costs and writeoff of its prior business, and $3,000 from non-deductible expenses.  The tax loss carryforwards begin to expire in 2020.  Because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.

As of March 31, 2006 and December 31, 2005, when unrealized gains are included, the Company has remaining estimated NOL carryforwards of $174,000 and $236,000, respectively, resulting in deferred tax assets of approximately $59,000 and $80,000, at the respective dates.  The deferred tax assets are fully offset by valuation reserves, as management believes that there is a greater than 50% likelihood that the deferred tax asset may not be realized.

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS PER SHARE – Per share amounts have been calculated using the weighted average number of shares outstanding during the respective periods.

PER SHARE DATA AND RATIOS –

	3 months ended March 31, 2006	3 months ended March 31, 2005

Investment income	$ 0.009	$ 0.001
Operating expenses	(0.017)	(0.020)
NET INVESTMENT LOSS	(0.008)	(0.019)

REALIZED LOSSES	0.000	0.000

INCREASE (DECREASE) IN NET UNREALIZED GAINS after deferred taxes	0.034	0.017

INCREASE (DECREASE) IN NET ASSET VALUE FROM OPERATIONS	0.026	(0.002)

Increase in value of property dividend payable	(0.034)	0.000

Net asset value (deficit) – beginning of period	(0.119)	0.071

Net asset value (deficit) – end of period	$ (0.127)	$ 0.069

Weighted average number of shares during period	2,363,331	2,363,331

Ratios –
Increase in net assets from operations to average net assets	not meaningful	not meaningful
Net investment loss to average net assets	not meaningful	not meaningful
Operating expenses to average net assets	not meaningful	not meaningful

NOTE B - OFFICE EQUIPMENT AND FURNITURE

At December 31, 2005, the Company owned two computers, related display equipment, a copier and furniture.  The Company currently rents no office space, but has office space available through its principal shareholder.

NOTE C - NOTES PAYABLE TO SHAREHOLDERS

In September 2003, the Internet Business Factory, Inc., committed to loan up to $250,100 to the Company under a note, as amended, due on or before June 30, 2006 bearing interest at the annual rate of six percent.  As of March 31, 2006 and December 31, 2005, the Company had drawn $250,097 on this commitment.  The note is secured by the assets of the Company.

In January 2006, the advances and accrued advisory fees payable to Goldbridge Capital LLC were converted into notes totaling $153,113 payable to the former Goldbridge members, all of whom are shareholders in the Company.  Included in this amount are notes payable to Mr. Gilchrist, the Company’s Chairman, and Mr. Carroll, a Director, of $57,417 each.  The $153,113 in notes bear interest at an annual rate of six percent, have a second security interest in the assets of the Company, and are due on or before June 30, 2006.

NOTE D - ADVANCES PAYABLE – INVESTMENT ADVISOR

The Company’s Investment Advisor until December 31, 2005, Goldbridge Capital LLC, had advanced funds to pay the costs of the Company on an interim basis through that time.  In 2005 and 2004, Goldbridge charged no interest.  As described in Note C, in January 2006 the advances were converted into notes payable to the former members of Goldbridge.

NOTE E - OTHER RELATED PARTY TRANSACTIONS

During 2005 and the first quarter of 2006, the Company the following transactions were conducted with certain directors, executive officers or shareholders who own beneficially more than 5% of the Company’s shares, or members of the immediate family of any of those persons, or other entities in which such persons beneficially own more than 5%:

During 2005, $72,000 was paid in cash to Mr. Gilchrist and $24,000 was accrued for management fees, pursuant to an agreement approved on August 29, 2003 by the Board of Directors providing for monthly compensation of $8,000.  During the first quarter of 2006, $6,000 was paid to Mr. Gilchrist and $18,000 was accrued.  The accrued balances are included in “Accounts payable – related parties”.

Under an Investment Advisory Agreement approved on August 29, 2003 by the Company’s shareholders, Goldbridge Capital, LLC was appointed as the Company’s Investment Advisor for an initial term of two years.  Fees of $21,844 were payable under the Agreement to Goldbridge as of December 31, 2005.   In late 2005, the Board of Directors and shareholders of the Company voted to become a self-managed fund effective January 1, 2006.  As described in Note C, in January 2006 the accrued fees were converted into notes payable to the former members of Goldbridge.

In May 2006, the Company agreed to pay $1,600 to Bright Hawk Operating Company for services rendered in connection with the preparation of this report on Form 10-QSB.  Bright Hawk Operating Company is owned by James Carroll, a Director and former Acting Principal Accounting Officer of the Company.  Mr. Carroll has received no compensation from the Company for his services in the past.

NOTE F - STOCK ISSUED AND AUTHORIZED

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

NOTE G - SUBSEQUENT EVENT INCREASING AUTHORIZED SHARES

On May 15, 2006 the Company’s Board of Directors voted to increase the number of authorized common shares from 40,000,000 shares to 100,000,000 shares.

NOTE H - SUBSEQUENT EVENT ACQUIRING HAVOC DISTRIBUTION, INC.

On April 27, 2006 the Company announced the execution of a letter of intent for the acquisition of all of the issued and outstanding shares of common stock of Havoc Distribution, Inc. and El Pegasu Services, Inc. to take place through an exchange of newly issued shares of the Company for the issued and outstanding shares of Havoc and El Pegasu Services.  The Agreement is subject to the approval of the Boards of Directors and the shareholders of the three companies and to the agreement of the parties to a definitive exchange agreement to be entered into upon the completion of an audit of Havoc by the Company’s auditors.  Havoc Distribution, Inc. owns the rights to a line of energy drinks licensed under the "Havoc" energy drink brand.  El Pegasu Services, Inc. is a development stage company that expects to be licensed to perform mortgage banking services in the State of Texas in 2006.   On May 16, 2006 the Stock Exchange Agreement was signed with Havoc Distribution, Inc. and all of its shareholders, resulting in the issuance of 45,000,000 shares of the Company’s stock.

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

We follow financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States as more fully discussed in our Form 10-KSB for the year ended December 31, 2005.  Not all significant accounting policies require management to make difficult, subjective, or complex judgments.  However, the policies noted below could be deemed to meet the SEC’s definition of critical accounting policies.

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

As of March 31, 2006, we had a cash balance of $5,819.  Since we became active on January 1, 2004 we have invested or advanced cash totaling $104,231, received stock valued at the time of receipt of $154,550, and accrued consulting fees receivable from a portfolio company of $33,000 in a total of nine companies.  By yearend 2005 we had written off our investments in six of the companies, resulting in realized net losses totaling $4,250; by yearend 2005 we also had written our investment in one additional company down to zero (but not abandoned our ownership interest), resulting in an unrealized loss of $154,231.  During the first quarter of 2006 we made no new investments and had no additional writedowns.  Our investments in the remaining two companies had an estimated fair value as determined by our board of directors of $420,500 as of March 31, 2006, resulting in unrealized gains on these two investments totaling $287,200.  However, because our stock in these companies is restricted and illiquid, and because the portfolio companies to which these shares of stock relate are start up or early stage enterprises and have not yet achieved profitability or positive cash flows, our valuation of these shares may differ from actual values realized in the future, if any, and we may sustain losses in the future should these portfolio companies fail to successfully implement their respective business plans.

As of March 31, 2006 our other assets consisted of an account receivable for consulting services to another company of $16,300, and office equipment and furniture which had a net book value of $5,914.

Our liabilities at March 31, 2006 consisted primarily of payables and notes due to shareholders.  These notes total $403,210, are to be repaid no later than June 30, 2006, and bear simple interest at an annual rate of 6%.  We owed accrued interest on the notes of $40,020, accounts payable to related parties of $43,111, and accounts payable to third parties of $24,278.

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

Results of Operations

For the three months ended March 31, 2006 our investment income consisted of $21,000 in consulting fee accruals.  (We received $24,000 in cash payments on consulting fees accrued during 2005.)  In the three months ended March 31, 2005 we received shares of stock earned from a private company with a total value, as determined by our board of directors when issued, of $1,200.  Our operating costs for the three month periods ended March 31, 2006 and 2005 totaled $40,155 and $47,592, respectively.  Operating costs consisted primarily of salary for our President, interest on our notes to shareholders, audit review costs, and travel costs.  Based on our estimate of fair value for our investments, as determined by our board of directors, we had an increase in our unrealized gains in the three month periods ended March 31, 2006 and 2005 of $81,250 and $38,800 respectively.   We recorded a Net Increase In Net Assets From Operations of $62,095 or $0.03 per share for the three months ended March 31, 2006; for the three months ended March 31, 2005, we experienced a Net Decrease in Net Assets From Operations of $5,011 or less than $0.01 per share.  If our assessment of value of our investments differs from actual value realized in the future, if any, we may have overstated or understated the values of our investments and recorded or failed to record unrealized earnings or losses in our consolidated statement of operations that we will not or will actually realize in the future.  Our earnings to date are largely non-cash, unrealized and consist of restricted and illiquid shares of stock received from our portfolio companies.

Portfolio Investments

Investments are carried at fair value as determined in good faith by or under the direction of our Board of Directors.  Generally, the fair value of a private security will initially be based primarily on our original cost.  Cost will be the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of the portfolio company’s operations, changes in general market conditions, subsequent financings, independent valuations or the availability of market quotations) provide a basis for value other than cost.  For investments in which we earn an interest for services rendered, our Board estimates the fair value of the services as the initial basis for estimating fair value of the securities received.  However, it is important to carefully read our financial statements, footnotes and accompanying commentary explaining how we have determined value for each of our investments. Proceeds, if any, from disposition of securities could differ significantly from their estimated fair value. Because all of our investments in the shares of stock of portfolio investments are restricted and illiquid, we do not expect to receive any dividends or proceeds from the sale of any of these shares in the foreseeable future.  Further, early stage companies have a high failure rate, which we have experienced.  We have written off or written down to zero carrying value seven of the nine companies in which we have invested.

Secure Jobs Inc. – In October 2003, we made a private equity cash investment of $100,000 in a new venture called Secure Jobs, Inc. (“Secure Jobs”) which planned to recruit and place nurses in U.S. hospitals in response to the critical nursing shortage that currently exists in the United States.  Our President, Mr. Gilchrist, owns 21% of Secure Jobs and is one of its founders; Mr. Carroll, one of our directors, owns 3% of Secure Jobs.  Mr. Michael Gallagher is the President, CEO; he and his children are the largest shareholders of Secure Jobs.  Secure Jobs planned to recruit nurses primarily from outside of the United States for employment in the United States.  In the second quarter of 2004, Secure Jobs issued an additional 100,000 shares to us for our consulting services.  We own approximately 12% of the equity in Secure Jobs.  We have also advanced $4,231 to Secure Jobs.  While Secure Jobs successfully brought its first group of nurses into the United States in the second quarter of 2005, subsequent visa applications have been denied.  As a result, as of September 30, 2005, the Board of Directors of the Company estimated the fair value of its investment in and advances to Secure Jobs to be zero, which continues to be our valuation as of March 31, 2006.  Secure Jobs is attempting to raise additional funds and is considering alternative strategies to bring nurses into the United States.  If it is unsuccessful, our investment will be lost.  Even if successful, our ownership in any resulting ongoing entity is likely to be greatly diluted.

Pan American Production Company, Inc. – In November 2004, we earned 300,000 shares in Pan American Production Company, Inc. (“PAmCo”) valued at their par value of $0.001 per share in return for business advisory services rendered to PAmCo relating to developing their business strategy and plans.  The shares were fully paid and non-assessable when issued.  PAmCo is an exploration and production company in the oil and gas business, based in Houston, Texas, with 4,300,000 shares outstanding.  PAmCo owns oil and gas leases covering about 10,000 acres in Texas and its first well has been producing gas since January 2005.  A second gas well was completed in September 2005.  Based on the assets in place, as of June 30, 2005 our Board of Directors had estimated fair value to be $375,000; as of December 31, 2005 our Board of Directors reduced the estimated fair value to $150,000 because of a dry hole and difficulties in sustaining production levels in the second gas well mentioned above.  Our Board made no changes in its estimate of value as of March 31, 2006.  We do not anticipate receiving any dividends from this company nor do we expect to liquidate this investment in the next 12 months.  In the event this company is unsuccessful in implementing its business plan and achieving profitability, it is probable that our investment in this company will be lost.

Blue Oro Foods, Inc. - In February 2005, Blue Oro Foods, Inc. (“BOF”) issued to us 1,200,000 shares (valued at par value of $0.001 per share) in exchange for our commitment to provide up to $50,000 in certain costs and services relating to the implementation of BOF’s acquisition strategy.  The shares were fully paid and non-assessable when issued.  BOF plans to acquire aquaculture operations and become a public company.  As of March 31, 2005 our Board of Directors of the Company estimated fair value of our shares in BOF to be $40,000.  However, as of December 31, 2005 our Board determined that we should abandon our efforts and that the estimated fair value of these shares should be reduced to $-0-.  Therefore, at yearend 2005 we wrote off our investment and abandoned our interest in this portfolio company.

Intrepid Holdings, Inc. - In April 2005, we received 1,250,000 shares of Intrepid Holdings, Inc. (“ITPD”) in payment for consulting services to Galleria Securities Corporation, a related entity to ITPD.  The shares of ITPD are publicly traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol ITPD.OB, but the shares that we received have not been registered and are therefore restricted under Rule 144.  The shares became tradable subject to Rule 144 restrictions in April 2006.  Shortly after we received our shares, ITPD acquired the assets of Rx Fulfillment Services, Inc.  After the acquisition, ITPD had approximately 37,000,000 shares outstanding.  We valued the shares that we received at $0.08 per share at the time, based upon the price ITPD’s new management agreed to pay for similarly restricted shares.  The last trading price on the OTCBB prior our receipt of shares was $0.20 per share, but with limited trading volume.  ITPD plans to provide pharmacy fulfillment services.  Initial implementation was scheduled to occur in the second half of 2005, but was delayed into the first half of 2006.  Based on the market price of ITPD’s stock, reduced for discounts for restricted securities, for minority ownership and for thinly-traded stocks, the Board of Directors of the Company estimated fair value to be $156,250 (or $0.125 per share which was 50% of the closing bid price) as of December 31, 2005.  The Board’s estimate of fair value at March 31, 2006 is $237,500 (or $0.19 per share which was 50% of the closing bid price).  If the same 50% discount to closing bid price were applied to determine fair value at the end of May 11, 2006, the fair value of the Company’s investment would have been $212,500.  ITPD is a development stage company with limited resources and minimal revenues and substantial losses to-date. ITPD’s revenues and losses for 2005 amounted to approximately $39,000 and $1.3 million, respectively.  Total assets and stockholders’ deficit at December 31, 2005 amounted to approximately $140,000 and $1,000,000, respectively.  ITPD received a qualified, going concern opinion on their financial statements at December 31, 2005.  ITPD agreed to pay or accrue a monthly consulting fee for 18 months of $3,000 to the Company beginning in May 2005 for assistance to ITPD as it develops and implements its business plans.  As of March 31, 2006 and December 31, 2005 we have accrued $33,000 and $24,000, respectively, in consulting fees, but have received no cash.  As of March 31, 2006 ITPD had no available cash with which to make payments; our ability to collect the accrued fees is dependent on ITPD’s raising funds or other resources with which to pay us, if ever.  Our President, Mr. Gilchrist, also has assisted ITPD by serving as a Director and the audit committee chairman during 2005 and early 2006.  We do not anticipate receiving any dividends from this company.  Our Board of Directors voted in November 2005 to distribute our interest in ITPD to our shareholders as of November 22, 2005 as a property dividend.  Our shareholders will receive approximately 0.53 shares of ITPD stock for each share of our stock that they owned as of November 22, 2005.  We expect to make the distribution in May 2006.

Liquidity and Capital Resources

As of March 31, 2006, we had total assets of $448,533 and $748,119 in liabilities.  All of our assets, with the exception of $5,819 in cash, are illiquid or intangible and are subject to significant fluctuations in values which are beyond the control of the Company and result specifically from valuation adjustments as determined necessary by our board of directors on a quarterly basis in order to comply with the requirement of business development companies to estimate fair value.  As of December 31, 2005 we had total assets of $363,935 and $644,366 in liabilities.  We had a Net Increase In Net Assets From Operations of $62,095 for the three months ended March 31, 2006; for the three months ended March 31, 2005, we experienced a Net Decrease in Net Assets From Operations of $5,011.  Our net increase in net assets from operations in the most recent three months solely resulted from an increase in estimated fair value of one our investments, based on an increase in its stock price.  Had this increase in fair value not occurred, we would have experienced a decrease in net assets.  Negative cash flow from operating activities for the three months ended March 31, 2006 and 2005 were $15,175 and $40,916, respectively.

In 2003 we borrowed $250,097 from the Internet Business Factory, Inc.  During 2004 and 2005, Goldbridge Capital LLC advanced funds to us totaling $131,269 and we accrued fees payable to Goldbridge totaling $21,844.  In January, these amounts were converted into notes payable to the former Goldbridge members totaling $153,113.  All of our notes bear interest at six per cent and are due on or before June 30, 2006.

Our current expenditure demands primarily relate to fulfilling our regulatory filing and reporting requirements and to fulfilling the terms of the management contract with our President.  To meet these demands, we will need to rely on financing from our shareholders or other external sources, which are limited.

We will have to succeed in our financing activities or achieve a liquidity event for one or more of our investments in the months ahead in order to execute on our new business plan and to continue in business.  Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future.  Although it is our assessment, based upon information compiled and studied by our board of directors, that our investments have increased in fair value, these investments are restricted and not liquid.  Thus it is not expected that we will receive any cash from these investments in the near term, if ever.  It is not expected that the internal source of liquidity will improve until significant net cash is provided by our operating and investing activities, and until then, we intend to rely upon external sources of funding for liquidity needs.  As of March 31, 2006, our sources of external and internal financing are limited.  Our primary sources of capital are the Internet Business Factory, Inc., and Goldbridge Capital, LLC.  Should these sources of capital fail to continue providing needed capital to the Company, we will not have the needed capital to expand our business as planned and we may not remain in business.

Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we do not have cash or other material liquid assets, nor do we have an established source of revenue sufficient to cover our operating costs and to allow us to continue as a going concern.  We may, in the future, experience significant fluctuations in our results of operations.  We may be required to obtain alternative debt and equity financing or our illiquidity could suppress the value and price or our shares if and when a market for those shares becomes active.  However, alternative offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of our business plan.  Our current working capital is not sufficient to cover cash requirements for 2006 or to bring us to a positive cash flow position.  It is possible that we will never become profitable and will not be able to continue as a going concern.

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

(a) Exhibits

Filed herewith:

Exhibit No. 31 – Certification Pursuant to 302 of the Sarbanes-Oxley Act of 2002

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

American Enterprise Development Corporation (Registrant)

By ___/s/ Jonathan C. Gilchrist, President and Acting Principal Accounting Officer__ (Signature and Title)

Date: May 22, 2006

3