Form 10QSB
period 2006-06-30
AMERICAN ENTERPRISE DEVELOPMENT CORP
filed 2006-08-22
CIK 1136725

Unknown;

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

Form 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the quarterly period ended June 30, 2006
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________ to ____________________

Commission File Number: 333-73872

American Enterprise Development Corporation

(Exact name of small business issuer as specified in its charter)

Texas	76-0649310
(State or other jurisdiction of incorporation or organization)	IRS Employer Identification No.

1240 Blalock Rd., Suite 150, Houston, Texas 77055
(Address of principal executive offices)
(713) 249-1428
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 47,663,331 as of August 15, 2006.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

17

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Item 2 - Management's Discussion and Analysis or Plan of Operation

Item 3.  Controls and Procedures.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

7

Item 2 – Changes in Securities

Item 3 – Defaults upon Senior Securities

Item 4 – Submission of Matters to a Vote of Security Holders

Item 5 – Other Information

Item 6 – Exhibits and Reports on Form 8-K

7

17

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

Balance Sheets

	June 30 2006 (Unaudited)	December 31 2005

ASSETS
Investments at fair value	$ 300,000	$ 330,250
Cash and cash equivalents	93,462	2,382
Accounts receivable	-	28,300
Office equipment and furniture	-	5,300
Less: accumulated depreciation	-	(2,297)
TOTAL ASSETS	$ 393,462	$ 363,935

LIABILITIES AND NET ASSETS / (DEFICIT)

Notes payable to shareholders	$ 250,097	$ 250,097
Advances payable - investment advisor	-	131,269
Accrued interest payable-shareholders	41,423	34,024
Accounts payable - related parties	43,111	45,944
Accounts payable	24,175	26,782
Property dividend payable	-	156,250
Deferred income taxes payable	-	-
TOTAL LIABILITIES	$ 358,806	$ 644,366

NET ASSETS / (DEFICIT)
Preferred stock - par value $0.0006, 8 million shares authorized, none issued or outstanding.	-	-
Common stock - $0.0003 par value, 100 million shares authorized, 47,663,331 and 2,363,331 shares issued and outstanding at June 30, 2006 and December 31, 2005 respectively.	14,299	709
Additional paid in capital	721,438	178,951
Deficit accumulated during the development stage	(220,813)	(220,813)
Retained earnings / (deficit)	(480,268)	(239,278)
TOTAL NET ASSETS / (DEFICIT)	34,656	(280,431)

TOTAL LIABILITIES AND NET ASSETS / (DEFICIT)	$ 393,462	$ 363,935
WEIGHTED AVERAGE SHARES OUTSTANDING	24,889,998	2,363,331
NET ASSET VALUE (DEFICIT) PER SHARE	$ 0.00	$ (0.12)

See accompanying notes

17

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

Statements of Operations

For the Three and Six Months Ended June 30, 2006 and 2005

 (Unaudited)

3 Months Ended June 30	6 Months Ended June 30
	2006	2005	2006	2005

INVESTMENT INCOME:
Fees paid by portfolio companies in stock	$ -	$ 100,000	$ -	$ 101,200
Consulting fees earned	-	66,000	21,000	66,000
TOTAL INVESTMENT INCOME	-	166,000	21,000	167,200

OPERATING EXPENSES:
Operating and organizational costs	5,914	4,136	9,978	7,878
General and administrative	12,921	4,015	18,315	17,759
Depreciation expense	-	265	321	530
Related party expenses
--- General and administrative	-	26,284	24,379	52,425
--- Interest expense shareholders	3,700	3,741	9,697	7,441
TOTAL OPERATING EXPENSES	22,535	38,441	62,690	86,033

INVESTMENT INCOME/(LOSS)	(22,535)	127,559	(41,690)	81,167

REALIZED LOSS ON INVESTMENTS	-	(200)	-	(200)

UNREALIZED GAIN/(LOSS) ON INVESTMENTS	(81,250)	660,525	-	699,325
Decrease/(increase) in deferred income taxes	-	(267,881)	-	(265,300)

NET INCREASE IN NET ASSETS FROM OPERATIONS	$(103,785)	$ 520,003	$ (41,690)	$ 514,992

NET INCREASE IN NET ASSETS FROM OPERATIONS PER SHARE	Nil	$ 0.22	Nil	$ 0.22

WEIGHTED AVERAGE NO. OF SHARES OUTSTANDING	24,889,998	2,363,330	13,626,664	2,363,330

See accompanying notes

17

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

Statement of Changes in Net Assets / (Deficit)

For the Six Months Ended June 30, 2006

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Retained Earnings (Deficit)	Total

Balance, December 31, 2005	2,363,331	$ 709	$ 178,951	$(220,813)	$(239,278)	$(280,431)

Common stock issued for cash	200,000	60	99,940	-	-	100,000

IBIS Energy Guarantee	100,000	30	637	-	-	667

Shares issued for acquisition of Havoc Distribution, Inc.	45,000,000	13,500	286,500	-	-	300,000

Property dividend of interest in subsidiary	-	-	-	-	(199,300)	(199,300)

Forgiveness of debt by related party	-	-	155,410	-	-	155,410

Net increase in net assets from operations	-	-	-	-	(41,690)	(41,690)

Balance, June 30, 2006	47,663,331	$ 14,299	$ 721,438	$(220,813)	$(480,268)	$ 34,656

See accompanying notes

17

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

Statements of Cash Flows

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

6 Months Ended June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase/(decrease) in net assets from operations:	$ (41,690)	$ 514,992
Adjustments to reconcile net (decrease) increase in net assets to net cash used by operating activities:
-- Basis in investments abandoned		200
-- Issuance of stock for guarantee	667	-
-- Unrealized gains on investments, net	-	(699,325)
-- Increase in deferred income taxes on unrealized gains	-	265,300
-- Fees paid by portfolio companies in their stock	-	(101,200)
-- Depreciation and amortization	321	530
-- Write off of fixed assets	2,682	-
-- Changes in operating assets and liabilities:
------- Accounts receivable and portfolio company receivable	3,000	(53,500)
------- Accrued interest and payables	26,100	5,650
Net cash used by operating activities	(8,920)	(67,353)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Investment Advisor		66,270
Issuance of common stock for cash	100,000	-

Net cash provided by financing activities	100,000	66,270

Net decrease in cash and cash equivalents	91,080	(1,083)

Cash and cash equivalents at beginning of period	2,382	2,138

Cash and cash equivalents at end of period	$ 93,462	$ 1,055

See accompanying notes

17

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

Schedule of Investments

June 30, 2006

(Unaudited)

		Date of Initial Investment	Cost	Fair Value

	*

HAVOC DISTRIBUTION, INC.
(Development stage beverage manufacturer and distributor)	100%	May 2006	$ 300,000	$ 300,000

			$ 300,000	$ 300,000
* Our approximate equity ownership interest in each portfolio company

See accompanying notes

17

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

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

PRINCIPLES OF CONSOLIDATION – At December 31, 2005 and for the three and six month periods ended June 30, 2005, the consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, American Fund Development, Inc..  All significant intercompany balances and transactions as of the above noted dates have been eliminated.

CONDITIONS AFFECTING ONGOING OPERATIONS -- In the first quarter of 2004, the Company began operating as a business development company, so it is no longer a development stage company.  Nevertheless, the Company is subject to many of the risks associated with development and early stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to grow through investment opportunities.  In the event the Company is unable to obtain additional debt or equity financing, the Company will not be able to continue its current level of operations.  If the Company is unable to continue its operations, the value of the Company’s assets will experience a significant decline in value from the values currently reflected in the accompanying balance sheets.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain positive cash flows from operations and profits.   The Company disposed of its remaining portfolio investments during the Second Quarter of 2006 by transferring ownership of such assets to its wholly owned subsidiary company, American Development Fund, Inc. and then dividending 100% of the shares of that entity to our shareholders following the acquisition of Havoc, as explained in more detail in Note H.  On May 16, 2006 we acquired 100% of the issued and outstanding shares of Havoc Distribution, Inc. (“Havoc”), a development stage company whose business plan includes selling energy drinks in the United States.  Havoc will need additional financing between now and the time at which it becomes profitable.  We currently do not have investment capital sufficient to support our portfolio company’s  Havoc’s needs.  Consequently, when Havoc needs additional capital and if it is unable to raise additional funds to pay its obligations and/or to acquire other profitable investments, it may not remain in business.

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

As a business development company, the Company’s investments are generally in private companies with no publicly available market price or in public companies with limited access to public capital.  Business development companies are required to carry investments at fair value.  Generally, the fair value of a private security will initially be based primarily on its original cost to the Company.  Management and our board of directors must evaluate the actual and expected future operations of our  portfolio company, monitor market conditions and evaluate any new financings or other significant events that our  portfolio company may sustain in order to estimate a fair value for our investment in this  company  at least quarterly.  If our estimates of the future differ from actual events in the future, for any reason, we may fail to record an unrecognized gain or loss, or we may record it later or earlier than we would with a perfect forecast of the future.  Because  our  investment   is restricted and illiquid, even if the Company correctly estimates a fair value for  this investment today,  this  investment could lose some or all of its value in the near future without our realizing any benefit from our investment  or recognizing any cash proceeds from the sale of this  investment .  If, in the future, we determine that a loss has occurred in  our investment , that loss will be reflected as a reduction in the value of our investment  on our balance sheets, and the reduced values will negatively impact our earnings and be reflected as a loss on our statements of operations.

INTERIM RESULTS - The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations adopted by the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the financial statements and notes thereto included in the annual report on Form 10-KSB of the Company for the year ended December 31, 2005.

CASH AND CASH EQUIVALENTS – The Company considers all highly liquid debt instruments having maturities of three months or less at the date of purchase to be cash equivalents.

INVESTMENTS – On April 24, 2006, the Board of Directors voted to distribute all of the investment portfolio assets, subject to certain of its liabilities, to its shareholders by declaring a property dividend of all of the shares of its wholly-owned subsidiary, American Development Fund, Inc. (“ADF”), which held these assets.  These assets consisted of 300,000 shares of common stock in Pan American Production Company, Inc. whose fair value at March 31, 2006 was $150,000 and had an historical cost of $300, 1,250,000 shares of common stock of Intrepid Holdings, Inc., whose fair value at March 31, 2006 was $237,500 and had an historical cost of $100,000, and the March 31, 2006 accounts receivable balances arising from consulting services performed for Intrepid Holdings, Inc.,  and El Pegasu International, Inc. in the amounts of $33,000 and $16,300, respectively.   These assets were subject to the property dividend payable as reported at the close of the first quarter of 2006 of the 1,250,000 Intrepid Holdings, Inc. shares whose dividend liability was valued at $237,500 as of March 31, 2006.

As is explained in more detail in Note H, the Company acquired Havoc Distribution, Inc. (“Havoc”) by exchanging 45 million of the Company’s shares of common stock in exchange for all of the outstanding common stock of Havoc in a transaction which gave the management of Havoc substantial ownership of the Company and effective  control  of the Company.  As of June 30, 2006, Havoc is the Company’s only portfolio investment.

Investment Risk – As reflected herein, the Company’s investment  subjects the Company to significant levels of risk associated with economic changes, interest rate fluctuations, political events, war and terrorism, and operating conditions of the investment company  beyond the control of the Company.  Consequently, management’s judgment as to the level of losses that currently exist or may develop in the future, if any, involves the consideration of current and anticipated conditions and their potential effects on the Company’s investment.  Due to the significant level of risk associated with investment securities and the level of uncertainty related to changes in the value of investment securities, and the significant losses in value in the Company’s portfolio investment, it is reasonably possible that additional changes in risks in the near term could materially impact the value of the amounts reflected in the accompanying financial statements.  Investments are carried at fair value as determined in good faith by or under the direction of the Board of Directors of the Company based on information and using valuation methodologies considered appropriate and reliable by the Board.  For securities that are publicly-traded, the market price, sometimes discounted for thinly-traded and restricted securities, will be the primary measure of fair value.  Generally, the fair value of a private security will initially be based primarily on its original cost to the Company.  Cost will be the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of the portfolio company’s operations, changes in general market conditions, subsequent financings, independent valuations or the availability of market quotations) provide a basis for value other than cost.  For investments in which the Company earns an interest for services rendered, the Board estimates the fair value of the services as the initial basis for estimating fair value of the securities received.  The Board believes that the methods used to value the investment reflected in the accompanying financial statements have been applied appropriately and that the values reflected herein have been calculated in accordance with generally accepted valuation methods which result in valuations in our financial statements being recorded in accordance with generally accepted accounting principles in the United States. However, losses may occur, which may be material to the financial condition of the Company and proceeds, if any, from the disposition of securities could differ significantly from the values reflected herein.  In particular, early stage and seed round investments in private companies, which is the focus of the Company, are typically in illiquid restricted securities with no current market and therefore no market prices or comparables are available upon which to base our estimates. These portfolio companies are often development stage with no operations and no positive cash flow.  These factors, among others, make determination of fair value more difficult and subject to significant judgment errors by our board of directors.

FINANCIAL INSTRUMENTS – FAIR VALUE – the carrying values of the Company’s financial instruments, which include cash and cash equivalents, accounts payable and debt, approximate their respective fair values.

CONCENTRATIONS OF CREDIT RISK – Financial instruments that may potentially subject the Company to concentrations of credit risk in the future consist principally of trade receivables and cash. The Company places its cash with high credit quality financial institutions. At times in the future, such amounts may exceed the FDIC limits.

REVENUE RECOGNITION – As a business development company, our revenue will be recognized primarily based on security transactions and related revenues, currently comprised exclusively of restricted and illiquid shares of common stock of Havoc Distribution, Inc.  Security transactions will be accounted for on a trade date basis.  Net realized gains or losses on sales of securities will be determined on the specific identification method.  Interest income and expenses will be recognized on the accrual basis.  Dividend income will be recorded on cumulative preferred equity securities on an accrual basis to the extent that such amounts are expected to be collected and on common equity securities on the record date for private companies or on the ex-dividend date for publicly traded companies.  When fees, if any,  are paid to us by portfolio companies in their stock, in accordance with generally accepted accounting principles, we will generally recognize fee income to the extent of par value of the stock or the value of the services rendered which ever is appropriate in the case of a new company or fair value in the case of an existing company, as determined by our board of directors.  Fees paid in shares of the stock of our portfolio company  will likely be both restricted and illiquid thus we may be unable to convert these shares of stock to cash in the future.  Increases or decreases in the fair value of investments above or below accounting cost basis will not be included in Investment income or loss, net but will be included in the Statements of Operations as unrealized gains or losses until such time as the investment is abandoned, liquidated or sold.

REALIZED LOSS ON INVESTMENTS – No realized losses were recorded in the three months ended June 30, 2006.

UNREALIZED GAINS (LOSSES) ON INVESTMENT, NET – Because business development companies are required to carry investments at fair value, the Company will show unrealized gains or losses on its statement of operations.  Unrealized gains or losses reflect the difference between fair value, as estimated by the Board of the Company, and accounting cost basis.  As is explained in Note J, the Company’s investment portfolio existing at March 31, 2006 was distributed as a property dividend to the Company’s shareholders.    Also, as is explained in  Note H, on May 15, 2006, the Company acquired Havoc Distribution, Inc.  As of June 30, 2006, cost and fair value of Havoc are equal.  Consequently, there are no unrealized gains or losses.

INCOME TAXES – Upon acquisition of Havoc Distribution, Inc., the Company experienced a change of control for income tax purposes.  Section 382 of the United States Internal Revenue Code precludes the ability for the Company to carry forward any of the pre-Havoc-acquisition net operating loss (“NOL”) carryforwards.  Therefore, the NOL as of June 30, 2006 has been reset to zero, and the Company has no deferred tax asset which was previously reserved.

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS PER SHARE – Per share amounts have been calculated using the weighted average number of shares outstanding during the respective periods.

PER SHARE DATA AND RATIOS

Six Months Ended June 30,
	2006	2005

Investment income	$ 0.002	$ 0.071
Operating expenses	(0.005)	(0.037)
NET INVESTMENT LOSS	(0.003)	0.034

REALIZED LOSSES	Nil	Nil
NET UNREALIZED GAINS, net of taxes	Nil	0.184

INCREASE/(DECREASE) IN NET ASSET VALUE FROM OPERATIONS	(0.003)	0.218
Net asset value (deficit) - beginning of period	(0.119)	0.071
Net asset value (deficit) - end of period	$ 0.001	$ 0.289

Weighted average number of shares during period	13,626,664	2,363,330

Ratios:
Increase in net assets from operations to average net assets	Not meaningful	121.0%
Net investment income/(loss) to average net assets	Not meaningful	19.1%
Operating expenses to average net assets	Not meaningful	20.2%

NOTE B - OFFICE EQUIPMENT AND FURNITURE

During the three months ended June 30, 3006, the Company’s management reviewed the existing office equipment and furniture and deemed it to be non-operational.  The entire book value of these fixed assets, with an original cost of $8,532 and accumulated depreciation of $2,618 was written off during the quarter ended June 30, 2006.

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

In consideration for the agreement of the Havoc shareholders to enter into the acquisition transaction, the advances and accrued advisory fees payable to Goldbridge Capital LLC totaling $153,113 were retired and considered paid in full as of the Closing date of the acquisition on May 16, 2006.

NOTE D - ADVANCES PAYABLE – INVESTMENT ADVISOR

The Company’s Investment Advisor until December 31, 2005, Goldbridge Capital LLC, had advanced funds to pay the costs of the Company on an interim basis through that time.  In 2005 and 2004, Goldbridge charged no interest.

NOTE E - OTHER RELATED PARTY TRANSACTIONS

During 2005 and the first quarter of 2006, the following transactions were conducted by the Company with certain directors, executive officers or shareholders who then owned beneficially more than 5% of the Company’s shares, or members of the immediate family of any of those persons, or other entities in which such persons beneficially own more than 5%:

During 2005, $72,000 was paid in cash to Mr. Gilchrist and $24,000 was accrued for management fees, pursuant to an agreement approved on August 29, 2003 by the Board of Directors providing for monthly compensation of $8,000.  During the first quarter of 2006, $6,000 was paid to Mr. Gilchrist and $18,000 was accrued.  The accrued balances are included in “Accounts payable – related parties”.  No additional compensation was accrued during the second quarter of 2006.

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

In May 2006, the Company agreed to pay $1,600 to Bright Hawk Operating Company for services rendered in connection with the preparation of this report on Form 10-QSB.  Bright Hawk Operating Company is owned by James Carroll, a former Director and Acting Principal Accounting Officer of the Company.

NOTE F - STOCK ISSUED AND AUTHORIZED

At a shareholders meeting held on December 15, 2003 the shareholders voted to amend the Articles of Incorporation to increase the number of authorized common shares to 40,000,000; to establish a Class B non-voting Common Stock with a par value of $0.0003 with 2,000,000 shares authorized; and to establish a Preferred Stock with a par value of $0.0006 with 8,000,000 shares authorized.  The Board was authorized, without further shareholder approval, to issue the Preferred Stock in one or more series with powers, rights, preferences, and restrictions as the Board may determine at the time.  On May 15, 2006 the Company increased the number of authorized common shares from 40,000,000 shares to 100,000,000 shares.

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

No shares of Class B Common Stock or Class A Preferred Stock have been issued.

The Company has neither granted nor issued any options or warrants.  However, as is more fully described in Note H, the Company is contingently liable for issuances of up to 30 million additional shares depending on the revenue levels of Havoc Distribution, Inc.

The Company has authorized an employee stock incentive plan which was approved at the annual meeting of the shareholders.  An S-8 registration statement related to the Plan was filed with the SEC and later withdrawn due to technical concerns.  It is expected that the Company will re-register the plan or a similar Plan in the future.

NOTE H – ACQUISITION OF HAVOC DISTRIBUTION, INC.

On May 2, 2006 the Company’s Board of Directors approved the acquisition of Havoc Distribution, Inc. (“Havoc”).  On May 5, 2006, the Board of Directors of Havoc approved the transaction with the Company.  The transaction was closed on May 16, 2006.

The Company acquired Havoc by issuing 45 million shares of its common stock to the shareholders of record of Havoc, in exchange for all of the issued and outstanding common shares of Havoc (15 million shares).  Under the terms of the agreement, Havoc shareholders will additionally receive 15 million shares of the Company’s common stock if Havoc revenues exceed $60 million during the calendar year 2007 or 30 million shares if Havoc revenues exceed $75 million for the same period.

The transaction resulted in a change of ownership control and as a result of this merger, Havoc became a wholly-owned portfolio company and the former Havoc shareholders became the majority owners of the Company.

The Board of Directors has evaluated Havoc Distribution, Inc. in light of its duty to determine its fair value as of June 30, 2006.  The Board has not found adequate comparable companies or valuations from which a determination of Havoc’s fair value can be determined with any reasonable certainty.  On the one hand, Havoc is actively implementing its business strategy through contracts and sponsorships with various college athletic conferences, professional sports teams and other affinity groups.  It is preparing to activate its first distribution channels and marketing strategies.  These facts lead the Board to view Havoc’s future operations very positively.  On the other hand, Havoc is financed primarily through a debt offering and, consequently, has more debt than assets at the present time.  In addition, Havoc has not yet generated any significant revenue from which its fair value could be determined.  We believe that Havoc’s operating activity will make it much easier to value in future periods due to its increased activity including sales and distribution of its product.  As a result of the ambiguities inherent in the early stage of Havoc’s development, the Board determined a fair value as of June 30, 2006 that the Board feels is a conservative and rational valuation of the Company of $300,000.  The lack of objective criteria upon which fair value could be determined at this stage has made it impractical to determine with reasonable certainty a more definitive fair value as of the end of the period.

Havoc Distribution, Inc. develops,  markets and sells and distributes energy drinks under the Havoc™ brand name and under the brand names of sports conferences, franchise and teams that it sponsor.  Havoc currently has licenses  covering college sports conferences, sports franchises and other affinity groups.  Havoc is also planning to develop  "alternative"  beverage category drinks and  "functional   drinks" such as ready-to-drink iced tea and water.  Havoc has raised over $2 million in debt financing which it is currently using to fund operations and purchase licensing rights under which it will sell its products.

NOTE I – LETTERS OF INTENT TO ACQUIRE ADDITIONAL ENTITIES

On April 27, 2006, the Company signed a Letter of Intent to acquire the operations, assets and licenses of El Pegasu Services, Inc. in exchange for 3,660,000 shares of common stock of the Company.  El Pegasu Services, Inc. is a development-stage residential mortgage company.  El Pegasu is a related party to us because it has significant common ownership.

On June 23, 2006, the Company entered into a Letter of Intent to acquire El Pegasu International, Inc. a home builder in the Tyler, Texas area.  El Pegasu is a related party to us because it has significant common ownership.  AEDC will acquire all of the issued and outstanding common stock of El Pegasu International, Inc. in exchange for 11,033,333 shares of the Company’s common stock.  Closing is contingent on approval of by the Company’s Board of Directors and is also contingent on termination of a previous contractual relationship.

NOTE J – DISTRIBUTION TO SHAREHOLDERS OF THE COMPANY’S ASSET PORTFOLIO

The Board of Directors elected to distribute to the Company’s shareholders all of its shares in its wholly-owned subsidiary, American Development Fund, Inc (“ADF”) as of a record date of April 24, 2006.  The distribution of these shares took place subsequent to the acquisition of Havoc by our Company.  At the time of the distribution, ADF held 300,000 shares of common stock of Pan American Production Company, Inc. whose fair value at March 31, 2006 was $150,000 and accounts receivable from Intrepid Holdings, Inc. and El Pegasu International, Inc. amounting to $33,000 and $16,300, respectively.  Also held by ADF was 1,250,000 shares of Intrepid Holdings, Inc., valued at March 31, 2006 at $237,500 subject to the property dividend payable of the same amount.

Item 2 - Management's Discussion and Analysis or Plan of Operation

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

We were incorporated on June 28, 2000 as a Texas Corporation.  Our principal office is located at 1240 Blalock Road, Suite 150, Houston, Texas 77055.  Any reference in this document to “the Company,” "our", “we” or “us” refers to American Enterprise Development Corporation. Our original business plan was to provide Web based courses and services designed to meet the training needs of individuals, businesses and organizations.  On August 29, 2003 our shareholders voted to abandon that plan and directed the management to become a business development company under the Investment Company Act of 1940.  We function as a small capital fund focused on the financing needs of small early stage, start-up, and development stage businesses.  Most investments have been made in the form of debt and/or equity in private companies and some public companies with limited liquidity and no ready access to capital.  Havoc is currently our only operating portfolio company.  We effectively began active operations as a business development company on January 1, 2004.  Prior to that time we were a development stage company.

On May 16, 2006, we acquired all of the issued and outstanding shares of Havoc Distribution, Inc. in exchange for 45 million shares of our common stock.  Havoc is an energy drink company focused on marketing energy drinks to fans and supporters of college and professional sports teams.   Havoc’s business plan includes licensing and sponsorship agreements with various college sports conferences and professional athletic teams as well as with other affinity groups.  After procuring a license,  Havoc will then brand the product with the licensee’s logo and branding and market it in the geographic area where that affinity partner operates.  Havoc has raised over $2 million in debt financing which it uses for operating capital and to pay for its licensing and affinity agreements.

We have extremely limited financial resources at this time and cannot provide financial support to our portfolio company or to the other companies with whom we have signed letters of intent unless we raise additional capital in the future.  If we are unable to acquire additional capital to use for investment purposes Havoc will have to procure capital from other sources which could dilute our interest and reduce any potential returns that might be realized from our investment in Havoc.

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

As of June 30, 2006 we had a cash balance of $93,462.  As of March 31, 2006, our board of directors valued our investment portfolio at $420,500.  All of the assets and certain of the liabilities were held by our then-wholly owned subsidiary, American Development Fund, Inc (“ADF”).  On May 16, 2006 we acquired all of the issued and outstanding shares of Havoc Distribution, Inc., which we valued at $300,000.  Also in the second quarter, the board of directors approved a property dividend to the Company’s shareholders of all of the common stock of ADF.  The dividend of the ADF shares was made after the Havoc acquisition to shareholders of record as of April 24, 2006.

Results of Operations

The Company had no revenues for the three months ended June 30, 2006.  The $21,000 recorded in the first quarter of 2006 was accrued consulting fees which as of June 30, 2006 had not been paid.  These receivables, as well as those existing at March 31, 2006, were distributed to the shareholders of the Company as is more fully described in Note J.

Our operating costs for the three months ended June 30, 2006 and 2005 were $62,690 and $86,033, respectively.  Operating costs consisted primarily of interest on our notes to shareholders, audit and review costs, travel costs and other administrative expenses.

As is described in Note H, we acquired Havoc Distribution, Inc. on May 16, 2006.  The acquisition cost on the closing date, and the fair value as determined by our board, were both $300,000.  Consequently, we have no unrealized gain or loss on the Havoc investment.

Liquidity and Capital Resources

As of June 30, 2006, we had assets of $393,462, consisting solely of cash of $93,462 and our investments in Havoc Distribution, Inc. of $300,000 and $358,806 in liabilities.

Our current expenditure demands primarily relate to fulfilling our regulatory filing and reporting requirements.  Our current cash balance is sufficient to meet these obligations as they arise.  However, there is not sufficient cash to pay interest and principal on the existing liabilities as they come due.  Therefore, unless the Company is successful in raising additional capital to repay these loans, it is unlikely we will remain in business.

Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Although we have sufficient cash to pay current operating costs of the Company which include current audit and SEC disclosure costs, we do not have sufficient cash or other material liquid assets to invest in Havoc or any other portfolio company, nor established revenue source to pay interest and principal on the Company’s liabilities.    We may be required to obtain alternative debt and equity financing or our illiquidity could suppress the value and price or our shares if and when a market for those shares becomes active.  However, alternative offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of our business plan.  Our current working capital is not sufficient to cover cash requirements for 2006 or to bring us to a positive cash flow position.  It is possible that we will never become profitable and will not be able to continue as a going concern.

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

Item 1 – Legal Proceedings

There is no current or pending litigation in which we are involved.

Item 2 – Changes in Securities

Increase in Number of Authorized Shares

On May 15, 2006 the Company’s Board of Directors voted to increase the number of authorized common shares from 40,000,000 shares to 100,000,000 shares.

Recent Sales of Unregistered Securities

During the three months ended June 30, 2006 we issued

100,000 shares of our common stock to IBIS Energy, LLC (IBIS) related to a guarantee that we provided to that company in June, 2005 as additional security to their investment of $100,000 into a prospective portfolio company with which we were engaged named Rowdy Energy Services.  The guarantee provided that, should the project fail to return the investment to IBIS, we would issue them 100,000 shares of our common stock under the terms of the guarantee.  The project failed to succeed and we honored the guarantee by issuing 100,000 shares  IBIS in the Second Quarter 2006.  We valued these shares at $0.00667, the implied value resulting from the purchase of Havoc Distribution, Inc., resulting in a charge to General and administrative expense of $ 667;

200,000 shares of our common stock were sold for cash of $100,000 to an accredited investor;

45,000,000 million shares of our common stock were issued for all of the issued and outstanding common stock of Havoc Distribution, Inc.  See Note H.

Item 3 – Defaults upon Senior Securities

Not Applicable

Item 4 – Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5 – Other Information

Not Applicable

Item 6 – Exhibits and Reports on Form 8-K

(a) Exhibits

Filed herewith:

Exhibit No. 31.1 – Certification Pursuant to 302 of the Sarbanes-Oxley Act of 2002

Exhibit No. 31.2 – Certification Pursuant to 302 of the Sarbanes-Oxley Act of 2002

Exhibit No. 32.1 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No. 32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On May 8, 2006, we filed a Form 8-K reporting the resignatation of Jim Carroll as Acting Principal Accounting Officer.

On May 23, 2006, we filed a Form 8-K reporting the Material Definitive Agreement with Havoc Distribution, Inc.

On May 25, 2006, we filed Form 8-K reporting the board’s approval of the issuance of equity securities, approval of a Stock Plan for Officers, Directors and Consultants, and to report the departure of certain officers and directors of the Company, and the appointment of new officers and Directors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 22, 2006

/s/ [Carey Kent Williams]

Carey Kent Williams

President and Chief Executive Officer

17