Form 10QSB
period 2006-09-30
AMERICAN ENTERPRISE DEVELOPMENT CORP
filed 2006-12-06
CIK 1136725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

Form 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the quarterly period ended September 30, 2006
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 47,663,331 as of November 10, 2006.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X ]

13

PART I – FINANCIAL INFORMATION

3

Item 1 – Financial Statements

3

Item 2 - Management's Discussion and Analysis or Plan of Operation

13

Item 3.  Controls and Procedures.

15

PART II - OTHER INFORMATION

15

Item 1 – Legal Proceedings

15

Item 2 – Changes in Securities

15

Item 3 – Defaults upon Senior Securities

15

Item 4 – Submission of Matters to a Vote of Security Holders

15

Item 5 – Other Information

16

Item 6 – Exhibits and Reports on Form 8-K

16

TABLE OF CONTENTS

13

PART I – FINANCIAL INFORMATION

THE AUDITOR HAS NOT COMPLETED ITS REVIEW OF THESE FINANCIAL STATEMENTS. A 10-QSBA WILL BE FILED UPON THE COMPLETION OF THE AUDITORS REVIEW.

Item 1 – Financial Statements

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

Balance Sheets

(Unaudited)

	September 30 2006 (Unaudited)	December 31 2005
ASSETS
Investments at Fair Value	$ 697,930	$ 330,250
Cash and cash equivalents	4,654	2,382
Accounts receivable	-	28,300
Office Equipment and Furniture	-	5,300
Less: accumulated depreciation	-	(2,297)
TOTAL ASSETS	$ 702,584	$ 363,935

LIABILITIES AND NET ASSETS / (DEFICIT)

Notes payable to shareholders	250,097	$ 250,097
Advances payable - investment advisor	-	131,269
Accrued interest payable-shareholders	45,796	34,024
Accounts payable - related parties	43,111	45,944
Accounts payable	24,175	26,782
Property dividend payable	-	156,250
		-
TOTAL LIABILITIES	$ 363,179	$ 644,366

NET ASSETS / (DEFICIT)
Preferred stock - par value $0.0006, 8 million shares authorized, none issued or outstanding.	-	-
Common stock - $0.0003 par value, 100 million shares authorized, 47,663,331 and 2,363,331 shares issued and outstanding at September 30, 2006 and December 31, 2005 respectively.	14,299	709
Additional paid in capital	721,438	178,951
Deficit accumulated during the development stage	(220,813)	(220,813)
Retained earnings / (deficit)	(175,519)	(239,278)
TOTAL NET ASSETS / (DEFICIT)	339,405	(280,431)

TOTAL LIABILITIES AND NET ASSETS / (DEFICIT)	$ 702,584	$ 363,935
WEIGHTED AVERAGE SHARES OUTSTANDING	22,582,418	2,363,331
NET ASSET VALUE (DEFICIT) PER SHARE	$ 0.02	$ (0.12)

See accompanying notes

13

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

Statements of Operations

For the Three and Six Months Ended June 30, 2006 and 2005

 (Unaudited)

3 Months Ended Sep 30	9 Months Ended Sep 30
	2006	2005	2006	2005

INVESTMENT INCOME:
Fees paid by portfolio companies in stock	$ -	$ 100,000	$ -	$ 101,200
Consulting fees earned	345,000	66,000	366,000	112,000
TOTAL INVESTMENT INCOME	345,000	166,000	366,000	213,200

OPERATING EXPENSES:
Operating and organizational costs	-	4,136	9,978	18,612
General and administrative	35,878	4,015	54,193	24,209
Depreciation expense	-	265	321	795
Related party expenses
--- General and administrative	-	26,284	24,379	81,761
--- Interest expense shareholders	4,373	3,741	14,070	11,223
TOTAL OPERATING EXPENSES	40,251	38,441	102,941	136,600

INVESTMENT INCOME/(LOSS)	304,749	127,559	263,059	76,600

REALIZED LOSS ON INVESTMENTS	-	(200)	-	(200)

UNREALIZED GAIN/(LOSS) ON INVESTMENTS	-	660,525	-	282,282
Decrease/(increase) in deferred income taxes	-	(267,881)	-	(121,952)

NET INCREASE IN NET ASSETS FROM OPERATIONS	$ 304,749	$ 520,003	$ 263,059	$ 236,730

NET INCREASE IN NET ASSETS FROM OPERATIONS PER SHARE	$ 0.01	$ 0.22	$ 0.01	$ 0.10

WEIGHTED AVERAGE NO. OF SHARES OUTSTANDING	47,663,331	2,363,330	22,582,418	2,363,330

See accompanying notes

13

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

Statement of Changes in Shareholders’ Deficit

For the Six Months Ended June 30, 2006

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Retained Earnings (Deficit)	Total

Balance, December 31, 2005	2,363,331	$ 709	$ 178,951	$ (220,813)	$(239,278)	$ (280,431)

Common stock issued for cash	200,000	60	99,940	-	-	100,000

IBIS Energy Guarantee	100,000	30	637	-	-	667

Shares issued for acquisition of Havoc Distribution, Inc.	45,000,000	13,500	286,500	-	-	300,000

Property dividend of interest in subsidiary	-	-	-	-	(199,300)	(199,300)

Forgiveness of debt by related party	-	-	155,410	-		155,410

Net increase in net assets from operations	-	-	-	-	263,059	263,059

Balance, Sep 30, 2006	47,663,331	$ 14,299	$ 721,438	$ (220,813)	$ (175,519)	$ 339,405

See accompanying notes

13

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

Statements of Cash Flows

For the Six Months Ended June 30, 2006 and 2005

9 Months Ended Sep 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase/(decrease) in net assets from operations:	263,059	236,730
Adjustments to reconcile net increase in net assets to net cash used by operating activities:
-- Basis in investments abandoned		200
-- Issuance of stock for guarantee	667	-
-- Unrealized gains on investments, net		(282,282)
-- Increase in deferred income taxes on unrealized gains		121,952
-- Fees paid by portfolio companies in their stock		(101,200)
-- Depreciation and amortization	321	795
-- Write off of fixed assets	2,682	-
-- Changes in operating assets and liabilities:
------- Accounts receivable and portfolio company receivable	(22,000)	(67,000)
------- Accrued interest and payables	30,473	13,461
------- Prepaid services		1,500
Net cash provided/(used) by operating activities	275,202	(75,844)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans to portfolio companies	(372,930)

Net cash used in investing activities	(372,930)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Investment Advisor		74,359
Issuance of common stock for cash	100,000	-

Net cash provided by financing activities	100,000	74,359

Net decrease in cash and cash equivalents	2,272	(1,485)

Cash and cash equivalents at beginning of period	2,382	2,138

Cash and cash equivalents at end of period	4,654	653

See accompanying notes

13

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

Schedule of Investments

June 30, 2006

(Unaudited)

		Date of Initial Investment	Cost	Fair Value

	*

HAVOC DISTRIBUTION, INC.
(Development stage beverage manufacturer and distributor)

Common shares owned	100%	May 2006	300,000	300,000
Advances for operating capital			37,930	37,930

EL PEGASU INTERNATIONAL, INC.
(Builder of affordable housing)
Note receivable			335,000	335,000

DYNAMIC DISTRIBUTION, INC.
(Development stage beverage distributor)
Common stock	35%	Sep 2006	25,000	25,000

			$ 697,930	$ 697,930
* Our approximate equity ownership interest in each portfolio company

See accompanying notes

13

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain positive cash flows from operations and profits.   The Company disposed of its remaining portfolio investments during the Second Quarter by transferring ownership of such assets to its wholly owned portfolio company, American Development Fund, Inc. and then dividending 100% of the shares of that entity to our shareholders following the acquisition of Havoc, as explained in more detail in Note H.  On May 16, 2006 we acquired 100% of the issued and outstanding shares of Havoc Distribution, Inc. (“Havoc”), a development stage company currently selling energy drinks in the United States.  Havoc may need additional financing between now and the time at which it becomes profitable.  We currently do not have investment capital sufficient to support our portfolio company’s needs.  Consequently, if Havoc needs additional capital and is unable to raise additional funds to pay its obligations and to acquire other profitable investments, it may not remain in business.

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

INTERIM RESULTS - The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations adopted by the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the financial statements and notes thereto included in the annual report on Form 10-KSB of the Company for the year ended December 31, 2005.

CASH AND CASH EQUIVALENTS – The Company considers all highly liquid debt instruments having maturities of three months or less at the date of purchase to be cash equivalents.

INVESTMENTS – On April 24, 2006, the Board of Directors voted to distribute all of the investment portfolio assets, subject to certain of its liabilities, to its shareholders by declaring a property dividend of all of the shares of its wholly-owned subsidiary, American Development Fund, Inc. (“ADF”), which held these assets.  These assets consisted of 300,000 shares of common stock in Pan American Production Company, Inc. whose fair value at March 31, 2006 was $150,000 and had an historical cost of $300, 1,250,000 shares of common stock of Intrepid Holdings, Inc., whose fair value at March 31, 2006 was $237,500 and had an historical cost of $100,000, and the March 31, 2006 accounts receivable balances arising from consulting services performed for Intrepid Holdings, Inc.,  and El Pegasu International, Inc. in the amounts of $33,000 and $16,300, respectively.   These assets were subject to the property dividend payable as reported at the close of the first quarter of the 1,250,000 Intrepid Holdings, Inc. shares whose dividend liability was valued at $237,500 as of March 31, 2006.

As is explained in more detail in Note H, the Company acquired Havoc Distribution, Inc. (“Havoc”) by exchanging 45 million of the Company’s shares of common stock in exchange for all of the outstanding common stock of Havoc in a transaction which gave the management of Havoc effective control over the operations of the Company.

Also explained in Note H, the Company acquired a 35% interest in Dynamic Distribution, Inc. (“Dynamic”), a development stage beverage distributor by exchanging services related to the startup of Dynamic.

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

REVENUE RECOGNITION – As a business development company, our revenue will be recognized primarily based on security transactions and related revenues, currently comprised exclusively of restricted and illiquid shares of common stock of Havoc Distribution, Inc.  Security transactions will be accounted for on a trade date basis.  Net realized gains or losses on sales of securities will be determined on the specific identification method.  Interest income and expenses will be recognized on the accrual basis.  Dividend income will be recorded on cumulative preferred equity securities on an accrual basis to the extent that such amounts are expected to be collected and on common equity securities on the record date for private companies or on the ex-dividend date for publicly traded companies.  When fees are paid to us by portfolio companies in their stock, in accordance with generally accepted accounting principles, we will generally recognize fee income to the extent of par value or the value of the services rendered which ever is appropriate in the case of a new company or fair value in the case of an existing company, as determined by our board of directors.  Fees paid in shares of the stock of our portfolio companies will likely be both restricted and illiquid thus we may be unable to convert these shares of stock to cash in the future.  Increases or decreases in the fair value of investments above or below accounting cost basis will not be included in Investment loss, net but will be included in the Statements of Operations as unrealized gains or losses until such time as the investment is abandoned, liquidated or sold.

REALIZED LOSS ON INVESTMENTS – No realized losses were recorded in the nine months ended September 30, 2006.

UNREALIZED GAINS (LOSSES) ON INVESTMENT, NET – Because business development companies are required to carry investments at fair value, the Company will show unrealized gains or losses on its statement of operations.  Unrealized gains or losses reflect the difference between fair value, as estimated by the Board of the Company, and accounting cost basis.  As is explained in Note J, the Company’s investment portfolio existing at March 31, 2006 was distributed as a property dividend to the Company’s shareholders.  Also, as is explained in  Note H, on May 15, 2006, the Company acquired Havoc Distribution, Inc.  As of September 30, 2006, cost and fair values of Havoc are equal.  Consequently, there are no unrealized gains or losses.

INCOME TAXES – Upon acquisition of Havoc Distribution, Inc., the Company experienced a change of control for income tax purposes.  Section 382 of the United States Internal Revenue Code precludes the ability for the Company to carry forward any of the pre-Havoc-acquisition net operating loss (“NOL”) carryforwards.  Therefore, the NOL as of June 30, 2006 has been reset to zero, and the Company has no deferred tax asset.

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS PER SHARE – Per share amounts have been calculated using the weighted average number of shares outstanding during the respective periods.

PER SHARE DATA AND RATIOS

Six Months Ended Sep 30,
	2006	2005

Investment income	$ 0.016	$ 0.090
Operating expenses	(0.005)	(0.037)
NET INVESTMENT LOSS	0.012	0.053

REALIZED LOSSES	Nil	Nil
NET UNREALIZED GAINS, net of taxes	Nil	0.068

INCREASE IN NET ASSET VALUE FROM OPERATIONS	0.012	0.100
Net asset value (deficit) - beginning of period	$ (0.119)	0.071
Net asset value (deficit) - end of period	$ 0.015	0.289

Weighted average number of shares during period	22,582,418	2,363,330

Ratios:
Increase in net assets from operations to average net assets	Not meaningful	121.0%
Net investment income/(loss) to average net assets	Not meaningful	19.1%
Operating expenses to average net assets	Not meaningful	20.2%

Calculation of ratios:
Net assets - end of period	339,405	683,026
Net assets - beginning of period	(280,431)	168,034

Increase in net assets	619,836	514,992
Average net assets	29,487	425,530

Increase in net assets from operations to average net assets	$ 21.021	$ 1.210
Net investment loss	263,059	76,600
Net investment loss to average net assets	8.92	0.18

NOTE B - OFFICE EQUIPMENT AND FURNITURE

During the second quarter of 2006, the Company’s management reviewed the existing office equipment and furniture and deemed it to be non-operational.  The entire book value of these fixed assets, with an original cost of $8,532 and accumulated depreciation of $2,618 was written off during the quarter ended June 30, 2006.

NOTE C - NOTES PAYABLE TO SHAREHOLDERS

In September 2003, the Internet Business Factory, Inc., committed to loan up to $250,100 to the Company under a note, as amended, due on or before June 30, 2006 bearing interest at the annual rate of six percent.  As of September 30, 2006 and December 31, 2005, the Company had drawn $250,097 on this commitment.  The note is secured by the assets of the Company.

In consideration for the agreement of the Havoc shareholders to enter into the acquisition transaction, the advances and accrued advisory fees payable to Goldbridge Capital LLC totaling $153,113 were retired and considered paid in full as of the Closing date of the acquisition, May 16, 2006.

NOTE D - ADVANCES PAYABLE – INVESTMENT ADVISOR

The Company’s Investment Advisor until December 31, 2005, Goldbridge Capital LLC, had advanced funds to pay the costs of the Company on an interim basis through that time.  In 2005 and 2004, Goldbridge charged no interest.

NOTE E - OTHER RELATED PARTY TRANSACTIONS

During 2005 and the first quarter of 2006, the following transactions were conducted by the Company with certain directors, executive officers or shareholders who own beneficially more than 5% of the Company’s shares, or members of the immediate family of any of those persons, or other entities in which such persons beneficially own more than 5%:

During the first quarter of 2006, $6,000 was paid to Mr. Gilchrist and $18,000 was accrued.  The accrued balances are included in “Accounts payable – related parties”.  No additional compensation was accrued during the second quarter of 2006.  No additional amounts have been paid or accrued to Mr. Gilchrist subsequent to March 31, 2006.

In May 2006, the Company agreed to pay $1,600 to Bright Hawk Operating Company for services rendered in connection with the preparation of this report on Form 10-QSB.  Bright Hawk Operating Company is owned by James Carroll, a former Director and Acting Principal Accounting Officer of the Company.

NOTE F - STOCK ISSUED AND AUTHORIZED

At a shareholders meeting held on December 15, 2003 the shareholders voted to amend the Articles of Incorporation to increase the number of authorized common shares to 40,000,000; to establish a Class B non-voting Common Stock with a par value of $0.0003 with 2,000,000 shares authorized; and to establish a Preferred Stock with a par value of $0.0006 with 8,000,000 shares authorized.  The Board was authorized, without further shareholder approval, to issue the Preferred Stock in one or more series with powers, rights, preferences, and restrictions as the Board may determine at the time.  On May 15, 2006 the Company increase the number of authorized common shares from 40,000,000 shares to 100,000,000 shares.

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

NOTE H – RECENT ACQUISITIONS

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

Havoc Distribution, Inc. develops,  markets and sells and distributes energy drinks under the Havoc™ brand names and under the brand names of sports conferences, franchise and teams that it sponsor.  They currently have licenses covering college sports conferences, sports franchises and other affinity groups.  They are also planning to develop  "alternative"  beverage category drinks and  "functional   drinks" such as ready-to-drink iced tea and water.  The Company has raised over $2 million in debt financing which it is currently using to fund operations and purchase licensing rights under which it will sell its products.

During the three months ended September 30, 2006, the Company acquired a 35% interest in Dynamic Distribution, Inc. in exchange services related to the start up of that company.

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

During the three months ended September 30, 2006, the Company loaned El Pegasu International $335,000 for operating capital.

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

On May 16, 2006, we acquired all of the issued and outstanding shares of Havoc Distribution, Inc. in exchange for 45 million shares of our common stock.  Havoc is an energy drink company focused on marketing energy drinks to fans and supporters of college and professional sports teams.  The Company’s business plan includes licensing and sponsorship agreements with various college sports conferences and professional athletic teams as well as with other affinity groups.  After procuring a license, the Company will then brand the product with the licensee’s logo and branding and market it in the geographic area where that affinity partner operates.  Havoc has raised over $2 million in debt financing which it uses for operating capital and to pay for its licensing and affinity agreements.

We have extremely limited financial resources at this time and cannot provide financial support to our portfolio company or to the other companies with whom we have signed letters of intent unless we raise additional capital in the future.  If we are unable to acquire additional capital to use for investment purposes, our portfolio companies will have to procure capital from other sources which could dilute our interest and reduce any potential returns that might be realized from our investment in these companies.

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

As of September 30, 2006 we had a cash balance of $4,654.  As of March 31, 2006, our board of directors valued our investment portfolio at $420,500.  All of the assets and certain of the liabilities were held by our then-wholly owned subsidiary, American Development Fund, Inc (“ADF”).  On May 16, 2006 we acquired all of the issued and outstanding shares of Havoc Distribution, Inc., which we valued at $300,000.  Also in the second quarter, the board of directors approved a property dividend to the Company’s shareholders of all of the common stock of ADF.  The dividend of the ADF shares was made after the Havoc acquisition to shareholders of record as of April 24, 2006.

Results of Operations

For the three months ended September 30, 2006, the Company had consulting revenues of $345,000, all of which arose from services related to the startup of Havoc Distribution ($320,000) and Dynamic Distribution ($25,000).

The $21,000 of revenues recorded in the first quarter of 2006 was accrued consulting fees which as of June 30, 2006 had not been paid.  These receivables, as well as those existing at March 31, 2006, were distributed to the shareholders of the Company as is more fully described in Note J.

Our operating costs for the nine months ended September 30, 2006 and 2005 were $102,941 and $136,600, respectively.  Operating costs consisted primarily of costs related to delivering consulting services to our new portfolio companies, salary for our President, interest on our notes to shareholders, audit review costs, and travel costs.

As is described in Note H, we acquired Havoc Distribution, Inc. on May 16, 2006.  The acquisition cost on the closing date, and the fair value as determined by our board, were both $300,000.  Consequently, we have no unrealized gain or loss on the Havoc investment.

Liquidity and Capital Resources

As of September 30, 2006, we had assets of $702,584, consisting solely of cash of $4,654 and our investments in portfolio companies of $697,930 and $516,513 in liabilities.

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

Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Although we have sufficient cash to pay current operating costs, we do not have sufficient cash or other material liquid assets, nor established revenue source to pay interest and principal on the Company’s liabilities.    We may be required to obtain alternative debt and equity financing or our illiquidity could suppress the value and price or our shares if and when a market for those shares becomes active.  However, alternative offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of our business plan.  Our current working capital is not sufficient to cover cash requirements for 2006 or to bring us to a positive cash flow position.  It is possible that we will never become profitable and will not be able to continue as a going concern.

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

Recent Sales of Unregistered Securities

During the nine months ended September 30, 2006 we issued

100,000 shares of our common stock to IBIS Energy, LLC related to a guarantee that we provided to that company in June, 2005 as additional security to their investment of $100,000 into a prospective portfolio company with which we were engaged named Rowdy Energy Services.  The guarantee provided that, should the project fail to return the investment to Ibis Energy, we would issue them 100,000 shares of our common stock under the terms of the guarantee.  The project failed to succeed and we honored the guarantee by issuing 100,000 shares to Ibis Energy in the Second Quarter 2006.  We valued these shares at $0.01333, the implied value resulting from the purchase of Havoc Distribution, Inc., resulting in a charge to General and administrative expense of $1,333;

200,000 shares of our common stock for cash of $100,000 to an accredited investor;

45,000,000 million shares of our common stock for all of the issued and outstanding common stock of Havoc Distribution, Inc.  Se Note J.

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

Exhibit No. 31.1 – Certification Pursuant to 302 of the Sarbanes-Oxley Act of 2002

Exhibit No. 31.2 – Certification Pursuant to 302 of the Sarbanes-Oxley Act of 2002

Exhibit No. 32.1 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No. 32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company filed one Form 8-K for the three months ended September 30, 2006 regarding our change in auditors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 4, 2006

/s/ [Carey Kent Williams]

Carey Kent Williams

President and Chief Executive Officer

13