Form 10QSB/A
period 2006-09-30
AMERICAN ENTERPRISE DEVELOPMENT CORP
filed 2006-12-18
CIK 1136725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

Form 10-QSB/A

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the quarterly period ended September 30, 2006
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________ to ____________________

Commission File Number: 333-73872

American Enterprise Development Corporation

(Exact name of small business issuer as specified in its charter)

Texas	76-0649310
(State or other jurisdiction of incorporation or organization)	IRS Employer Identificaton No.

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

13

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements……………………………………………………………………………...	3
Item 2 – Management’s Discussion and Analysis or Plan of Operation…………………………………...	13
Item 3 – Controls and Procedures………………………………………………………………………….	15
PART II – OTHER INFORMATION
Item 1 – Legal Proceedings………………………………………………………………………...............	15
Item 2 – Changes in Securities……………………………………………………………………………..	15
Item 3 – Default upon Senior Securities…………………………………………………………………...	15
Item 4 – Submission of Matters to a Vote of Security Holders……………………………………………	15
Item 5 – Other Information………………………………………………………………………………...	16
Item 6 – Exhibits and Reports on Form 8-K……………………………………………………………….	16

13

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

Balance Sheets

(Unaudited)

	September 30 2006 (Unaudited)	December 31 2005
ASSETS
Investments at Fair Value	$ 697,930	$ 330,250
Cash and cash equivalents	4,654	2,382
Accounts receivable	-	28,300
Office Equipment and Furniture	-	5,300
Less: accumulated depreciation	-	(2,297)
TOTAL ASSETS	$ 702,584	$ 363,935

LIABILITIES AND NET ASSETS / (DEFICIT)

Notes payable to shareholders	$ 250,097	$ 250,097
Notes payable	100,000	-
Advances payable - investment advisor	-	131,269
Accrued interest payable-shareholders	45,796	34,024
Accrued interest payable	3,935	-
Accounts payable - related parties	43,111	45,944
Accounts payable	24,175	26,782
Property dividend payable	-	156,250
		-
TOTAL LIABILITIES	$ 467,114	$ 644,366

NET ASSETS / (DEFICIT)
Preferred stock - par value $0.0006, 8 million shares authorized, none issued or outstanding.	-	-
Common stock - $0.0003 par value, 100 million shares authorized, 47,663,331 and 2,363,331 shares issued and outstanding at September 30, 2006 and December 31, 2005 respectively.	14,299	709
Additional paid in capital	622,771	178,951
Deficit accumulated during the development stage	(220,813)	(220,813)
Retained earnings / (deficit)	(180,787)	(239,278)
TOTAL NET ASSETS / (DEFICIT)	235,470	(280,431)

TOTAL LIABILITIES AND NET ASSETS / (DEFICIT)	$ 702,584	$ 363,935
WEIGHTED AVERAGE SHARES OUTSTANDING	22,582,418	2,363,331
NET ASSET VALUE (DEFICIT) PER SHARE	$ 0.01	$ (0.12)

See accompanying notes

13

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

Statements of Operations

For the Three and Nine Months Ended September 30, 2006 and 2005

 (Unaudited)

3 Months Ended Sep 30	9 Months Ended Sep 30
	2006	2005	2006	2005

INVESTMENT INCOME:
Fees paid by portfolio companies in stock	$ -	$ 100,000	$ -	$ 101,200
Consulting fees earned	345,000	66,000	366,000	112,000
TOTAL INVESTMENT INCOME	345,000	166,000	366,000	213,200

OPERATING EXPENSES:
Operating and organizational costs	-	4,136	9,978	18,612
General and administrative	35,878	4,015	55,526	24,209
Depreciation expense	-	265	321	795
Interest expense	3,168		3,935
Related party expenses
--- General and administrative	-	26,284	24,379	81,761
--- Interest expense shareholders	4,373	3,741	14,070	11,223
TOTAL OPERATING EXPENSES	43,419	38,441	108,209	136,600

INVESTMENT INCOME/(LOSS)	301,581	127,559	257,791	76,600

REALIZED LOSS ON INVESTMENTS	-	(200)	-	(200)

UNREALIZED GAIN/(LOSS) ON INVESTMENTS	-	660,525	-	282,282
Decrease/(increase) in deferred income taxes	-	(267,881)	-	(121,952)

NET INCREASE IN NET ASSETS FROM OPERATIONS	$ 301,581	$ 520,003	$ 257,791	$ 236,730

NET INCREASE IN NET ASSETS FROM OPERATIONS PER SHARE	$ 0.01	$ 0.22	$ 0.01	$ 0.10

WEIGHTED AVERAGE NO. OF SHARES OUTSTANDING	47,663,331	2,363,330	22,582,418	2,363,330

See accompanying notes

13

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

Statement of Changes in Shareholders’ Deficit

For the Six Months Ended June 30, 2006

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Retained Earnings (Deficit)	Total

Balance, December 31, 2005	2,363,331	$ 709	$ 178,951	$ (220,813)	$(239,278)	$ (280,431)

Common stock issued in connection with note payable	200,000	60	1,273	-	-	1,333

IBIS Energy Guarantee	100,000	30	637	-	-	667

Shares issued for acquisition of Havoc Distribution, Inc.	45,000,000	13,500	286,500	-	-	300,000

Property dividend of interest in subsidiary	-	-	-	-	(199,300)	(199,300)

Forgiveness of debt by related party	-	-	155,410	-		155,410

Net increase in net assets from operations	-	-	-	-	257,791	257,791

Balance, Sep 30, 2006	47,663,331	$ 14,299	$ 622,771	$ (220,813)	$ (180,787)	$ 335,470

See accompanying notes

13

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

Statements of Cash Flows

For the Six Months Ended June 30, 2006 and 2005

9 Months Ended Sep 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase/(decrease) in net assets from operations:	257,791	236,730
Adjustments to reconcile net increase in net assets to net cash used by operating activities:
-- Basis in investments abandoned		200
-- Issuance of stock for guarantee	667	-
-- Unrealized gains on investments, net		(282,282)
-- Increase in deferred income taxes on unrealized gains		121,952
-- Fees paid by portfolio companies in their stock		(101,200)
-- Depreciation and amortization	321	795
-- Expenses paid for in common stock	1,333
-- Write off of fixed assets	2,682	-
-- Changes in operating assets and liabilities:
------- Accounts receivable and portfolio company receivable	(22,000)	(67,000)
------- Accrued interest and payables	34,408	13,461
------- Prepaid services		1,500
Net cash provided/(used) by operating activities	275,202	(75,844)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans to portfolio companies	(372,930)

Net cash used in investing activities	(372,930)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Investment Advisor		74,359
Proceeds from Promissory Note	100,000	-

Net cash provided by financing activities	100,000	74,359

Net decrease in cash and cash equivalents	2,272	(1,485)

Cash and cash equivalents at beginning of period	2,382	2,138

Cash and cash equivalents at end of period	4,654	653

See accompanying notes

13

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

Schedule of Investments

September 30, 2006

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

PER SHARE DATA AND RATIOS

Six Months Ended Sep 30,
	2006	2005

Investment income	$ 0.016	$ 0.090
Operating expenses	(0.005)	(0.037)
NET INVESTMENT LOSS	0.011	0.053

REALIZED LOSSES	Nil	Nil
NET UNREALIZED GAINS, net of taxes	Nil	0.068

INCREASE IN NET ASSET VALUE FROM OPERATIONS	0.011	0.100
Net asset value (deficit) - beginning of period	$ (0.119)	0.071
Net asset value (deficit) - end of period	$ 0.010	0.289

Weighted average number of shares during period	22,582,418	2,363,330

Ratios:
Increase in net assets from operations to average net assets	Not meaningful	121.0%
Net investment income/(loss) to average net assets	Not meaningful	19.1%
Operating expenses to average net assets	Not meaningful	20.2%

Calculation of ratios:
Net assets - end of period	235,470	683,026
Net assets - beginning of period	(280,431)	168,034

Increase in net assets	515,901	514,992
Average net assets	(22,480)	425,530

Increase in net assets from operations to average net assets	Not meaningful	$ 1.210
Net investment loss	257,791	76,600
Net investment loss to average net assets	Not meaningful	0.18

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

On June 2, 2006, the Company issued a note payable in the amount of $100,000 bearing interest at 10% annually and which is due June 2, 2007.  The Company received $100,000 in cash as consideration for this note.  As an incentive to the note maker, the Company issued 200,000 shares of common stock which has been valued in these financial statements at $1,333.  This amount is included in general and administrative expenses for the nine months ended September 30, 2006.

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

The Board of Directors has evaluated Havoc Distribution, Inc. in light of its duty to determine its fair value as of September 30, 2006.  The Board has not found adequate comparable companies or valuations from which a determination of Havoc’s fair value can be determined with any reasonable certainty.  On the one hand, Havoc is actively implementing its business strategy through contracts and sponsorships with various college athletic conferences, professional sports teams and other affinity groups.  It is preparing to activate its first distribution channels and marketing strategies.  These facts lead the Board to view Havoc’s future operations very positively.  On the other hand, Havoc is financed primarily through a debt offering and, consequently, has more debt than assets at the present time.  In addition, Havoc has not yet generated any significant revenue from which its fair value could be determined.  We believe that Havoc’s operating activity will make it much easier to value in future periods due to its increased activity including sales and distribution of its product.  As a result of the ambiguities inherent in the early stage of Havoc’s development, the Board determined a fair value as of June 30, 2006 and September 30, 2006 that the Board feels is a conservative and rational valuation of the Company of $300,000.  The lack of objective criteria upon which fair value could be determined at this stage has made it impractical to determine with reasonable certainty a more definitive fair value as of the end of the period.

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

Item 3 – Defaults upon Senior Securities

Not Applicable

Item 4 – Submission of Matters to a Vote of Security Holders

On October 24, 2006, the Company filed a Definitive Proxy Statement providing for a shareholders’ meeting to be held on November 20, 2006 to vote on the withdrawal of the Company’s election to be regulated as a business development company pursuant to Section 54(c) of the Investment Company Act of 1940, as amended.  The shareholders voted to withdraw the election and that election was withdrawn by the filing of the Company Form N-54C on November 27, 2006.  As a result, the fourth quarter results of the Company will not be filed as a business development company but as an operating company regulated under the Securities and Exchange Act of 1934.

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

December 15, 2006

/s/ [Carey Kent Williams]

Carey Kent Williams

President and Chief Executive Officer

13