Form 10QSB/A
period 2006-09-30
AMERICAN ENTERPRISE DEVELOPMENT CORP
filed 2006-12-18
CIK 1136725

Unknown;

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

>Item 1 – Financial Statements

3

Item 2 - Management's Discussion and Analysis or Plan of Operation

14

Item 3.  Controls and Procedures.

16

PART II - OTHER INFORMATION

16

Item 1 – Legal Proceedings

16

Item 2 – Changes in Securities

16

Item 3 – Defaults upon Senior Securities

16

Item 4 – Submission of Matters to a Vote of Security Holders

16

Item 5 – Other Information

>16

Item 6 – Exhibits and Reports on Form 8-K

17

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

Balance Sheets

	June 30 2006 (Unaudited)	December 31 2005

ASSETS
Investments at fair value	$ 300,000	$ 330,250
Cash and cash equivalents	93,462	2,382
Accounts receivable	-	28,300
Office equipment and furniture	-	5,300
Less: accumulated depreciation	-	(2,297)
TOTAL ASSETS	$ 393,462	$ 363,935

LIABILITIES AND NET ASSETS / (DEFICIT)

Notes payable to shareholders	$ 250,097	$ 250,097
Notes payable	100,000	-
Advances payable - investment advisor	-	131,269
Accrued interest payable-shareholders	41,423	34,024
Accrued interest payable	767	-
Accounts payable - related parties	43,111	45,944
Accounts payable	24,175	26,782
Property dividend payable	-	156,250
Deferred income taxes payable	-	-
TOTAL LIABILITIES	$ 459,573	$ 644,366

NET ASSETS / (DEFICIT)
Preferred stock - par value $0.0006, 8 million shares authorized, none issued or outstanding.	-	-
Common stock - $0.0003 par value, 100 million shares authorized, 47,663,331 and 2,363,331 shares issued and outstanding at June 30, 2006 and December 31, 2005 respectively.	14,299	709
Additional paid in capital	622,771	178,951
Deficit accumulated during the development stage	(220,813)	(220,813)
Retained earnings / (deficit)	(482,368)	(239,278)
TOTAL NET ASSETS / (DEFICIT)	(66,111)	(280,431)

TOTAL LIABILITIES AND NET ASSETS / (DEFICIT)	$ 393,462	$ 363,935
WEIGHTED AVERAGE SHARES OUTSTANDING	24,889,998	2,363,331
NET ASSET VALUE (DEFICIT) PER SHARE	$ 0.00	$ (0.12)

See accompanying notes

17

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

Statements of Operations

For the Three and Six Months Ended June 30, 2006 and 2005

 (Unaudited)

3 Months Ended June 30	6 Months Ended June 30
	2006	2005	2006	2005

INVESTMENT INCOME:
Fees paid by portfolio companies in stock	$ -	$ 100,000	$ -	$ 101,200
Consulting fees earned	-	66,000	21,000	66,000
TOTAL INVESTMENT INCOME	-	166,000	21,000	167,200

OPERATING EXPENSES:
Operating and organizational costs	5,914	4,136	9,978	7,878
General and administrative	14,254	4,015	19,648	17,759
Depreciation expense	-	265	321	530
Interest expense	767	-	767	-
Related party expenses
--- General and administrative	-	26,284	24,379	52,425
--- Interest expense shareholders	3,700	3,741	9,697	7,441
TOTAL OPERATING EXPENSES	24,635	38,441	64,790	86,033

INVESTMENT INCOME/(LOSS)	(24,635)	127,559	(43,790)	81,167

REALIZED LOSS ON INVESTMENTS	-	(200)	-	(200)

UNREALIZED GAIN/(LOSS) ON INVESTMENTS	(81,250)	660,525	-	699,325
Decrease/(increase) in deferred income taxes	-	(267,881)	-	(265,300)

NET INCREASE IN NET ASSETS FROM OPERATIONS	$(105,885)	$ 520,003	$ (43,790)	$ 514,992

NET INCREASE IN NET ASSETS FROM OPERATIONS PER SHARE	Nil	$ 0.22	Nil	$ 0.22

WEIGHTED AVERAGE NO. OF SHARES OUTSTANDING	24,889,998	2,363,330	13,626,664	2,363,330

See accompanying notes

17

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

Statement of Changes in Net Assets / (Deficit)

For the Nine Months Ended September 30, 2006

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Retained Earnings (Deficit)	Total

Balance, December 31, 2005	2,363,331	$ 709	$ 178,951	$(220,813)	$(239,278)	$(280,431)

Common stock issued in connection with note payable	200,000	60	1,273	-	-	1,333

IBIS Energy Guarantee	100,000	30	637	-	-	667

Shares issued for acquisition of Havoc Distribution, Inc.	45,000,000	13,500	286,500	-	-	300,000

Property dividend of interest in subsidiary	-	-	-	-	(199,300)	(199,300)

Forgiveness of debt by related party	-	-	155,410	-	-	155,410

Net increase in net assets from operations	-	-	-	-	(43,790)	(43,790)

Balance, June 30, 2006	47,663,331	$ 14,299	$ 622,771	$(220,813)	$(482,368)	$ (66,111)

See accompanying notes

17

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

Statements of Cash Flows

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

6 Months Ended June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase/(decrease) in net assets from operations:	$ (43,790)	$ 514,992
Adjustments to reconcile net (decrease) increase in net assets to net cash used by operating activities:
-- Basis in investments abandoned		200
-- Issuance of stock for guarantee	667	-
-- Unrealized gains on investments, net	-	(699,325)
-- Increase in deferred income taxes on unrealized gains	-	265,300
-- Fees paid by portfolio companies in their stock	-	(101,200)
-- Depreciation and amortization	321	530
-- Expenses paid in common stock	1,333	-
-- Write off of fixed assets	2,682	-
-- Changes in operating assets and liabilities:
------- Accounts receivable and portfolio company receivable	3,000	(53,500)
------- Accrued interest and payables	26,867	5,650
Net cash used by operating activities	(8,920)	(67,353)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Investment Advisor		66,270
Proceeds from Promissory Note	100,000	-

Net cash provided by financing activities	100,000	66,270

Net decrease in cash and cash equivalents	91,080	(1,083)

Cash and cash equivalents at beginning of period	2,382	2,138

Cash and cash equivalents at end of period	$ 93,462	$ 1,055

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

PER SHARE DATA AND RATIOS

Six Months Ended June 30,
	2006	2005

Investment income	$ 0.002	$ 0.071
Operating expenses	(0.005)	(0.037)
NET INVESTMENT LOSS	(0.003)	0.034

REALIZED LOSSES	Nil	Nil
NET UNREALIZED GAINS, net of taxes	Nil	0.184

INCREASE/(DECREASE) IN NET ASSET VALUE FROM OPERATIONS	(0.003)	0.218
Net asset value (deficit) - beginning of period	(0.119)	0.071
Net asset value (deficit) - end of period	($0.003)	$ 0.289

Weighted average number of shares during period	13,626,664	2,363,330

Ratios:
Increase in net assets from operations to average net assets	Not meaningful	121.0%
Net investment income/(loss) to average net assets	Not meaningful	19.1%
Operating expenses to average net assets	Not meaningful	20.2%

NOTE B - OFFICE EQUIPMENT AND FURNITURE

During the three months ended June 30, 3006, the Company’s management reviewed the existing office equipment and furniture and deemed it to be non-operational.  The entire book value of these fixed assets, with an original cost of $8,532 and accumulated depreciation of $2,618 was written off during the quarter ended June 30, 2006.

NOTE C - NOTES PAYABLE TO SHAREHOLDERS

In September 2003, the Internet Business Factory, Inc., committed to loan up to $250,100 to the Company under a note, as amended, due on or before December 31, 2006 bearing interest at the annual rate of six percent.  As of March 31, 2006 and December 31, 2005, the Company had drawn $250,097 on this commitment.  The note is secured by the assets of the Company.

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

On June 2, 2006, the Company issued a note payable in the amount of $100,000 bearing interest at 10% annually and which is due June 2, 2007.  The Company received $100,000 in cash as consideration for this note.  As an incentive to the note maker, the Company issued 200,000 shares of common stock which has been valued in these financial statements at $1,333.  This amount is included in general and administrative expenses.

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

Our operating costs for the six months ended June 30, 2006 and 2005 were $64,790 and $86,033, respectively.  Operating costs consisted primarily of interest on our notes to shareholders, audit and review costs, travel costs and other administrative expenses.

As is described in Note H, we acquired Havoc Distribution, Inc. on May 16, 2006.  The acquisition cost on the closing date, and the fair value as determined by our board, were both $300,000.  Consequently, we have no unrealized gain or loss on the Havoc investment.

Liquidity and Capital Resources

As of June 30, 2006, we had assets of $393,462, consisting solely of cash of $93,462 and our investments in Havoc Distribution, Inc. of $300,000 and $459,573 in liabilities.

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

Exhibit No. 31.1 – Certification Pursuant to 302 of the Sarbanes-Oxley Act of 2002

Exhibit No. 31.2 – Certification Pursuant to 302 of the Sarbanes-Oxley Act of 2002

Exhibit No. 32.1 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No. 32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On May 8, 2006, we filed a Form 8-K reporting the resignation of Jim Carroll as Acting Principal Accounting Officer.

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