Form 10KSB
period 2006-12-31
AMERICAN ENTERPRISE DEVELOPMENT CORP
filed 2007-04-13
CIK 1136725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

Commission File Number: 000-50526

_________________________________________

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
(Name of small business issuer in its charter)

Texas	76-0649310
(State or Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

 2544 Tarpley, Suite 104
Carrollton, TX 75006
(Address of Principal Executive Offices)

(972) 418-0225
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.0003
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The registrant's revenues for the year ended December 31, 2006 were $18,670.

As of March 15, 2007, the aggregate market value of the common equity held by non-affiliates of the registrant was $5,939,848. This calculation is based upon the average of the closing sales price of $1.05 of the common stock as quoted on the OTC Bulletin Board. Without asserting that any director or executive officer of the registrant, or the beneficial owner of more than five percent of the registrant's common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of March 15, the number of shares outstanding of the registrant's only class of common stock was 47,663,331.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

TABLE OF CONTENTS

Forward Looking Statements
Description of the Business
Risk Factors
Description of Property
Legal Proceedings
Submission of Matters to Vote of Security Holders
Market for Common Equity and Related Stockholder Matters
Management's Discussion and Analysis or Plan of Operations
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Controls and Procedures
Other Information
Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Executive Compensation
Director Compensation
Security Ownership of Certain Beneficial Owners and Management
Certain Relationships and Transactions
Exhibits and Reports on Form 8-K
Principal Accountant Fees and Services
Signatures
Financial Statements
Notes to Consolidated Financial Statements

PART I

FORWARD-LOOKING STATEMENTS

This Report on Form 10-KSB contains "forward-looking statements" relating to American Enterprise Development Corporation. These forward-looking statements represent management's current expectations or beliefs, including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and competition, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

American Enterprise Development Corporation, a Texas corporation, was incorporated as A Time to Grow, Inc., in Texas on June 28, 2000 for the purpose of developing and delivering online e-Learning products to the consumer market. In January 2002, the Company became a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In August 2003, the shareholders voted to abandon the existing business plan, elected to become a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"), and approved changing the name of the Company to "American Enterprise Development Corporation".

On April 24, 2006, the Board of Directors voted to distribute all of the Company's investment portfolio assets, subject to certain of its liabilities, to its shareholders by declaring a dividend of all of the shares of its wholly-owned subsidiary, American Development Fund, Inc. ("ADF"), which held these assets. Then on May 16, 2006, while still reporting as a BDC, the Company acquired Havoc Distribution, Inc. ("Havoc") by exchanging 45 million of the Company's shares of common stock for all the outstanding common stock of Havoc. As a result, the owners of Havoc (who were primarily the management of Havoc) acquired substantial ownership and effective control of the Company. Havoc, now our wholly-owned subsidiary, was formed on January 9, 2006. Havoc develops, markets and distributes energy drinks under the Havoc(tm) brand names and in connection with the brand names of various sports conferences, franchises and teams that it sponsors. Havoc licenses the right to co-brand with these established sports brands and market to their fan base.

On November 20, 2006, we held a special shareholder meeting at which the shareholders approved a proposal to authorize the Board of Directors to withdraw the Company's election to be regulated as a BDC pursuant to Section 54(c) of the 1940 Act. On November 27, 2006, the Company withdrew its election to be regulated as a BDC.

As a result of the acquisition of Havoc and the subsequent termination of its election to be treated as a BDC, the Company's financial statements disclosed elsewhere herein were prepared using the methodology appropriate to a reverse merger whereby the accounting acquirer ("Havoc") becomes the surviving reportable entity. As such, certain adjustments were made to the historical financial statements to retroactively state the number of common shares outstanding, and report the historical results of Havoc instead of AEDC.

Unless the context requires otherwise or unless otherwise noted, all references in this Report on Form 10-KSB to "Company", "AEDC", "Havoc", "we", "us" and "our" are to American Enterprise Development Corporation and its subsidiary, Havoc Distribution, Inc.

Principal Products and Services

The Company, through its subsidiary, Havoc, develops, markets, sells and distributes energy drinks under the Havoc(tm) brand name and under the brand names of sports conferences, franchises and teams that it sponsors. Havoc currently has licenses covering college sports conferences, sports franchises and other affinity groups. Havoc is also planning to develop "alternative" beverage category drinks and "functional drinks", such as ready-to-drink iced tea and water.

Havoc has licensed from various professional and collegiate sports organizations the right to use the sports team name and logo in connection with the branding and promotion of the Havoc products, including the right to promote the Havoc name and products at various sporting events. Professional sports teams already licensed include:

>	hockey teams:
	*	Dallas Stars,
	*	St. Louis Blues, and
	*	Carolina Hurricanes, and
>	basketball teams:
	*	Houston Rockets, and
	*	Sacramento Kings.

Havoc has also entered into license agreements with a number of college athletic conferences, including:

*	Atlantic 10 Conference,
*	Big South Conference,
*	Big West Conference,
*	Colonial Athletic Conference,
*	Conference USA,
*	Gulf South Conference,
*	Horizon League,
*	Missouri Valley Conference, and
*	Sun Belt Conference.

Many of the foregoing licenses require substantial capital outlay and obligate the Company over several years. For contracts currently executed, Havoc has the following obligations for the years ending December 31, 2007 and forward:

Year Ended December 31,	Payment Obligation
2007	$2,148,714
2008	2,189,470
2009	1,833,509
2010	1,149,287
2011	416,672
2012	28,138
Total	$7,765,790

Please see Note 11 to our Financial Statements for further discussion on the amounts capitalized and future expected payments of existing contracts.

Competitive Business Conditions
The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors and marketing campaigns. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing and distribution resources than we do.

Important factors affecting our ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. We also compete for distributors who will concentrate on marketing our products over those of our competitors, provide stable and reliable distribution, and secure adequate shelf space in retail outlets.

We compete not only for consumer acceptance, but also for maximum marketing efforts by multi-brand licensed brokers and distributors, many of which have a principal affiliation with one or more of our competing companies and brands. Our products compete with all liquid refreshments and with products of much larger and substantially better financed competitors, including products of numerous nationally and internationally known producers, such as The Coca Cola Company, PepsiCo, Inc., Cadbury Schweppes, Red Bull Gmbh, Kraft Foods, Inc., Nestle Beverage Company, Tree Top and Ocean Spray. We also compete with companies that are smaller or primarily local in operation. Our products also compete with private label brands, such as those carried by grocery store chains, convenience store chains, and club stores.

Employees

As of December 31, 2006, we had six full-time employees, all of whom are employees of Havoc. None of the employees is covered by any collective bargaining agreement. We believe that our relations with our employees are good, and we have not experienced any work stoppages attributable to employee disagreements.

RISK FACTORS

In addition to the other information in this report, you should carefully consider the following risks. If any of the following risks actually occur, our business, financial condition and/or operating results could be materially adversely affected. The risk factors summarized below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Limited Operating History

The business of the Company, as currently conducted, has very limited operating history and faces challenges typical of new businesses in highly competitive markets with many other providers of the same or essentially the same products and services. The Company's prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by a small business in a highly competitive industry. As of December 31, 2006, the Company had a working capital deficit of $(223,538). In addition, revenues for the year ended December 31, 2006 were only $18,670. Like any relatively new business enterprise operating in a specialized and intensely competitive market, the Company is subject to many business risks, which include, but are not limited to, unforeseen marketing and promotional expenses, unforeseen negative publicity, competition, product liability and lack of operating experience. Many of the risks may be unforeseeable or beyond the control of the Company. There can be no assurance that the Company will successfully implement its business plan in a timely or effective manner.

Going Concern Report

As a result of the Company's current financial condition, the Company's independent auditors have issued a going concern report on the Company's financial statements for the fiscal year ended December 31, 2006. The Company's ability to continue in the normal course of business is dependent upon successfully raising capital and the success of future operations. These uncertainties raise substantial doubt about its ability to continue as a going concern. Further, there can be no assurance that the Company will not incur net losses in the future, or that management of the Company will be able to market and sell enough products to generate sufficient revenues and continue as a going concern.

Need to Raise Additional Capital

To execute our business plan during the next twelve months, we will need to raise additional capital to produce inventories to meet our expected demand, to pay existing short-term liabilities and to service the existing long-term debt. The success of the Company's business depends on its ability to raise additional capital through the sale of debt or equity or through borrowing, and it may not be able to raise capital or borrow funds in amounts necessary to continue its business, or at all.

Establishment of Company's Operations

Our likelihood of success in establishing Havoc's energy drink business must be considered in light of the problems, experiences, difficulties, complications and delays frequently encountered in connection with the operation and development of new businesses. We currently have only one product, which has achieved only limited sales. We also must surmount a number of hurdles before we can expand our operations. The most significant of these are obtaining financing, establishing a market for our products, and implementing our advertising and marketing campaigns. We also must continue to develop and implement systems, standards and procedures for every aspect of our operation. There can be no assurance that we will be able to complete all of these items in a timely manner, or at all.

Competitive Industry

The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors, and marketing campaigns. Important factors affecting our ability to compete successfully for consumer acceptance include taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. We also compete for distributors who will market our products over our competitors' products, provide stable and reliable distribution and provide adequate shelf space in retail outlets.

We also compete for maximum marketing efforts by multi-brand licensed brokers and distributors, many of which have a principal affiliation with one or more of our competitors. Our products compete with all liquid refreshments and with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers such as The Coca Cola Company, PepsiCo, Inc., Cadbury Schweppes plc, Red Bull Gmbh, Kraft Foods, Inc., Nestle Beverage Company, Tree Top and Ocean Spray most of which have substantially greater marketing and distribution resources than we do. We also compete with companies that are smaller or primarily local in operation and with private label brands carried by grocery store chains, convenience store chains, and club stores.

We compete in all of our markets with other major suppliers of these products. Competitive pressures and other factors, such as new product introductions by a competitor, may result in price or market share erosion that could have a material adverse effect on our business, results of operations and financial condition. Also, there can be no assurance that our products and services will achieve broad market acceptance or will successfully compete with other products targeting the same customers.

Consumer Preferences

Our current market distribution and penetration may be limited, as it is dependent upon whether the Havoc brand achieves consumer acceptance, and there can be no assurance that this acceptance will ultimately be achieved. Based on industry information, we believe that, in general, alternative beverage brands and products may be successfully marketed for five to nine years after introduction in a geographic distribution area before consumers' taste preferences change, although some brands or products have longer lives. In light of the limited life for alternative beverage brands and products, a failure to introduce new brands, products or product extensions into the marketplace as current ones mature could prevent us from achieving long-term profitability.

Seasonality

Sales in the beverage industry typically are seasonal. As a result, our working capital requirements and cash flow may vary substantially throughout the year. Consumer demand for our products also may be affected by weather conditions. Cool, wet spring or summer weather could result in decreased sales of our beverages and could have an adverse effect on our results of operations.

Products Liability Claims

Although we have product liability insurance in amounts we believe are adequate, we cannot assure the coverage will be sufficient to cover any and all product liability claims. To the extent our product liability coverage is insufficient, a product liability claim would likely have a material adverse affect upon our financial condition. In addition, any product liability claim successfully brought against us may materially damage the reputation of our products, thus adversely affecting our ability to continue to market and sell that or other products.

Regulations

The production, marketing and sale of Havoc products, including contents, labels and containers, are subject to the rules and regulations of various federal, provincial, state and local health agencies. If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or production may be stopped, thus adversely affecting our financial conditions and operations. Similarly, any adverse publicity associated with any non-compliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time and while we closely monitor developments in this area, we have no way of anticipating whether changes in these rules and regulations will impact our business adversely. Additional or revised regulator requirements, whether labeling, environmental, tax or otherwise, could have a material adverse effect on our financial condition and results of operation.

Key Personnel

The Company has two executive officers, Mr. Williams and Mr. Davis, each of whom is responsible for executing the Company's business strategy. The death, injury or other incapacity of either officer could adversely affect the Company's ability to implement its business strategy.

Managing Growth and Resources

To manage operations effectively and to become profitable, we must continue to improve our operational, financial and other management processes and systems. Our success also depends largely on our ability to achieve high levels of employee utilization, manage our production costs and general and administrative expenses, and otherwise execute our business plan. In addition, in order to grow and execute our business plan and opportunities, we need to have available to us adequate resources, including capital and personnel, which may not be available when needed. We also need to maintain adequate operational controls and focus as we add new brands, products, distribution channels, and business strategies. We may not be able to effectively and efficiently manage our growth. Any inability to do so could increase our expenses and could have an impact on our profit margin.

Licensing Strategy

We are party to several licensing agreements. Although we believe our licensing strategy will increase our national visibility among consumers, there are risks associated with implementing this licensing strategy. There is no assurance that the licensing partner will provide the same focus on distribution and management of the brand as is done with our own products. In addition, many of our agreements require substantial payments, which may be difficult for us to meet, and as a result, these agreements may be terminated early by the licensors if we are not able to perform.

Production Risks

We are solely dependent on Krier Foods Inc.'s and Ball Corporation's production capacity and capabilities to meet the demand for Havoc products. In the event of a shortfall in agreed upon capacity or significantly increased demand, we may be unable to meet customer requirements resulting in decreased sales for our products, which could have an adverse effect on our results of operations.

Independent Distributors

Our ability to establish a market for our unique brands and products in new geographic distribution areas, as well as maintain and expand our existing markets, is dependent on our ability to establish and maintain successful relationships with reliable independent distributors strategically positioned to serve those areas. Most of our distributors sell and distribute competing products, and our products may represent a small portion of their business. To the extent our distributors are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, our sales and profitability will be adversely affected. Our ability to maintain our distribution network and attract additional distributors will depend on a number of factors, many of which are outside our control. Some of these factors include: the level of demand for our brands and products in a particular distribution area; our ability to price our products at levels competitive with those offered by competing products; and our ability to deliver products in the quantity and at the time ordered by distributors.

We may not be able to meet all or any of these factors in our current or prospective geographic areas of distribution. Our inability to achieve any of these factors in a geographic distribution area will have a material adverse effect on our relationships with our distributors in that particular geographic area, thus limiting our ability to expand our market, which likely will adversely affect our revenues and financial results.

Raw Materials

Raw materials for our products include concentrate, aluminum and packaging materials. Increases in prices for any of these raw materials could have a material adverse impact on our profitability and financial position. If we are unable to find adequate supplies for our raw materials on economic terms acceptable to us, it will adversely affect our results of operations.

Fuel and Freight Costs

The recent volatility in the global oil markets has resulted in rising fuel and freight prices, which many shipping companies are passing on to their customers. Although we will work with shipping companies to mitigate these price increases, we expect these costs may continue to increase. Due to the price sensitivity of our products, we do not anticipate that we will be able to pass all of these increased costs on to our customers.

Intellectual Property

Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including any trademarks, patents, copyrights and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks and trade secrets, to be of considerable value and importance to our business and our success. We rely on a combination of trademark and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, trade secrets or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly. In addition, any event that would jeopardize our proprietary rights or any claim of infringement by third parties could have a material adverse effect on our ability to market or sell our brands, profitably exploit our unique products or recoup our associated research and development costs.

Volatility of Stock Market

The Company's stock has very limited trading. As a result, the stock price tends to be highly volatile. Factors such as variations in the Company's revenues, earnings, if any, and cash flow, as well as announcements of innovations or acquisitions by the Company or its competitors, could cause the market price of the common stock to fluctuate substantially. In addition, the market of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

*	Actual or anticipated quarterly variations in our operating results;
*	Changes in expectations as to our future financial performance or changes in financial estimates, if any;
*	Announcements relating to our business or the business of our competitors;
*	The success of our operating strategy; and
*	The operating and stock performance of other comparable companies.

Many of these factors are beyond our control, and we cannot predict their potential effects on the price of our common stock. If the market price of our common stock declines significantly, you may be unable to resell your shares of common stock at or above the price you acquired those shares. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly.

The Penny Stock Rules

Our securities are currently considered a penny stock. As a penny stock, our common stock is subject to additional disclosure requirements for penny stocks mandated by the Penny Stock Reform Act of 1990. The SEC regulations generally define a penny stock to be an equity security that is not traded on the NASDAQ Stock Market or another recognized stock exchange and has a market price of less than $5.00 per share. Our common stock will not be considered a "penny stock" if our net tangible assets (i.e., total assets less intangible assets and liabilities) exceed $2,000,000 or our average revenue is at least $6,000,000 for the previous three years. Depending upon our stock price, we may be included within the SEC Rule 3(a)(51) definition of a penny stock and have our common stock considered to be a "penny stock," with trading of our common stock covered by Rule 15g-9 promulgated under the Securities Exchange Act of 1934. Under this rule, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written disclosure to, and suitability determination for, the purchaser and receive the purchaser's written agreement to a transaction prior to sale. The regulations on penny stocks limit the ability of broker-dealers to sell our common stock and thus may also limit the ability of purchasers of our common stock to sell their securities in the secondary market.

NASD Sales Practice Requirements

The National Association of Securities Dealers, Inc. ("NASD") has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives, and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which has the effect of reducing the level of trading activity and liquidity of our common stock. As a result, fewer broker-dealers are willing to make a market in our common stock, reducing a shareholder's ability to resell shares of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions.

ITEM 2. DESCRIPTION OF PROPERTY
The Company leases approximately 1,500 square feet of office space in Dallas, Texas, which is currently leased on a month-to-month basis. We pay $950 per month for this lease.

During the year ended December 31, 2006, we paid a total of $13,048 in rent.

ITEM 3. LEGAL PROCEEDINGS
The Company is currently not party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On November 20, 2006, we held a special shareholder meeting at which 43,981,000 shares were represented in person or by proxy. At this meeting, the shareholders were asked to consider and vote upon a proposal to authorize the Board of Directors to withdraw the Company's election to be regulated as a BDC pursuant to Section 54(c) of the Investment Company Act of 1940, as amended. The proposal passed and the results of the meeting were as follows:

Number of Shares:
43,981,000 (For)	0 (Against)	0 (Abstain)	3,682,331 (Not Voting)

On January 31, 2007, we held a special shareholder meeting at which 42,935,355 shares were represented in person or by proxy. At this meeting, the shareholders were asked to consider and vote upon a proposal to amend and restate our Articles of Incorporation, including an increase in the number of authorized shares of common stock to 250,000,000 shares. Shareholders were also asked to consider and vote upon a proposal to adopt the Company's 2007 Stock Incentive Plan. Both proposals passed and the results of the meeting were as follows:

Number of Shares:
Proposal 1: To amend and restate the Articles of Incorporation, including an increase in the number of authorized shares of common stock to 250,000,000 shares.
42,935,355 (For)	0 (Against)	0 (Abstain)	4,727,976 (Not Voting)
Proposal 2: To adopt the 2007 Stock Incentive Plan.
42,935,255 (For)	0 (Against)	0 (Abstain)	4,727,976 (Not Voting)

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our registration statement on Form SB-2, which included the registration of all of the then currently issued and outstanding shares of common stock by the selling shareholders, became effective on January 9, 2002. We were approved for trading on the OTC Bulletin Board effective April 19, 2002.

The table below represents the range of high and low sales prices for our common stock during each of the quarters in the past two fiscal years as reported by the OTC Bulletin Board. These over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Common Stock
	Sales Price
Quarter Ended	High	Low
March 31, 2005	$1.55	$.11
June 30, 2005	$1.25	$.35
September 30, 2005	$1.70	$.41
December 31, 2005	$1.00	$.75
March 31, 2006	$1.00	$.65
June 30, 2006	$2.55	$.65
September 30, 2006	$2.50	$1.00
December 31, 2006	$2.25	$1.00

On March 15, 2007, the closing sales price for our common stock was $1.05 and the approximate number of our shareholders of record was 48.

Dividend Policy

We have not paid any cash dividends on our common stock. However, while we were a BDC regulated under the Investment Company Act of 1940, our Board of Directors voted in November 2005 to distribute our interest in ITPD to our shareholders as of November 22, 2005 as a dividend. Additionally, also while the Company was a BDC, and as is more fully described in Note 8 to our financial statements, our Board of Directors voted on April 24, 2006, to distribute our entire investment portfolio to our shareholders, subject to certain of our liabilities.

The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, if any, financial condition, capital requirements and other factors.

Securities Authorized for Issuance Under Compensation Plans

The table below includes information, as of December 31, 2006, concerning securities authorized for issuance under our equity compensation plans. For additional information regarding our equity compensation plans, see Item 10 below.

Equity Compensation Plan Table

	Number of securities to be issued upon exercise of outstanding option, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	0	n/a	6,000,000
Equity compensation plans not approved by security holders	0	n/a	0
Total:	0	0	6,000,000

Recent Sales of Unregistered Securities

On May 16, 2006, we issued 45,000,000 million shares of our common stock for all of the issued and outstanding common stock of Havoc Distribution, Inc. See Note 3 to our financial statements included elsewhere herein. We relied on Section 4(2) and Regulation D of the Securities Act of 1933, as amended (the "Securities Act") as the basis for our exemption from registration of these issuances.

On June 21, 2006, we issued 200,000 shares of our common stock to the William and Wanda Martin Revocable Living Trust as additional equity incentive to provide the Company a loan of $100,000. We relied on Section 4(2) and Regulation D of the Securities Act as the basis for our exemption from registration of these issuances.  The investor in the issuance was an accredited investor of the Company.

On June 24, 2006, while still a BDC, we issued 100,000 shares to IBIS Energy, LLC ("IBIS") related to a guarantee that we provided to IBIS in June 2005 as additional security to their investment of $100,000 into a prospective portfolio company we were involved with named Rowdy Energy Services. The guarantee provided that, should the project fail to return the investment to IBIS, we would issue them 100,000 shares of our common stock under the terms of the guarantee. The project failed to succeed, and we honored the guarantee by issuing 100,000 shares of our common stock to IBIS in the second quarter of 2006. We relied on Section 4(2) and Regulation D of the Securities Act as the basis for our exemption from registration of these issuances.

Pursuant to a Private Placement Memorandum (the "PPM") dated February 23, 2006, Havoc, through a third-party broker-dealer, has offered $12 million of unsecured, two-year, 10% convertible debentures to accredited investors. The terms of the Stock Exchange Agreement with Havoc provided that the Company would acquire all the rights and obligations of Havoc under the debenture agreement and that the debentures will be convertible into shares of the Company's common stock, rather than Havoc's common stock.

As a result, the Company, at its option, may redeem these debentures at any time prior to the maturity date. As of December 31, 2006, the Company had subscriptions pursuant to the PPM totaling $2,215,000, of which $1,865,842 were considered net cash proceeds (net of interest payment hold-back, costs paid to the broker-dealer, and other costs) and were used for operating purposes by the Company.

The holders of these debentures may convert their debentures into shares of common stock on the basis of $3.34 per share at any time prior to the repayment of the debenture by the Company. The Company will not receive any cash proceeds from a conversion of debentures to common stock. The holders of debentures have the option to be paid interest monthly or have the interest compounded semi-annually and paid at maturity. As of December 31, 2006, none of the debenture holders has chosen to convert any of their debentures into shares of common stock. We relied on Section 4(2) and Rule 506 of the Securities Act of 1933 as the basis for our exemption from registration of these issuances. The investors in the issuance included accredited investors and up to 35 non-accredited investors in accordance with Rule 506 of Regulation D.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is provided to supplement, and should be read in conjunction with, our financial statements and the accompanying notes included elsewhere in this Form 10-KSB. This discussion contains forward-looking statements that are based on management's current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements.

Overview

We develop, market and distribute energy drinks under the Havoc(tm) brand names and under the brand names of various sports conferences, franchises and teams that we sponsor. We license the right to co-brand with these established sports brands and market to their fan base.

Energy drink consumers consist largely of young, active consumers under 40 years of age. We target young, active sports fans, athletes and the youth and college markets with our co-branding strategy because we believe these consumers are already sold on their sports teams.

We intend to use Havoc's brand strategy to drive our growth. As part of our branding strategy, we have elected to focus on co-branding agreements with groups that have established a strong fan base in order to allow us to market the Havoc energy drink in connection with these popular brand names. Because these sports brands already have a strong following, we expect to capture consumer's interest at a lower marketing cost than if we directly marketed these consumers without any sports brand affiliations. We believe that the flavor and characteristics of the Havoc products are superior to our competitors, and thus, we believe we can increase our market share quickly through our branding strategy.

To facilitate our branding strategy, we are continuing to actively enter into licensing arrangements with affinity groups and sports teams. In addition, we have access to manufacturers who are able produce private labels of our products in smaller case lots to fit the needs of individual or smaller markets, including smaller colleges and universities.

Among others, we have signed and paid for licensing or sponsorship agreements with the following sports teams and conferences:

*	Houston Rockets,
*	Sacramento Kings,
*	Dallas Stars,
*	Carolina Hurricanes,
*	Sunbelt Conference,
*	Conference USA,
*	Colonial Athletic Association,
*	Big West Conference,
*	Atlantic 10 Conference,
*	Big South Conference,
*	Gulf South Conference,
*	Mountain West Conference,
*	Southland Conference, and
*	Breakfast Club of America.

Liquidity and Capital Resources

As of December 31, 2006, we had $29,273 in cash and $1,352,467 in current liabilities. For the year ended December 31, 2006, we consumed $1,531,244 of cash from operating activities. We earned only nominal revenues although we expect revenues to increase substantially in 2007.

However, to execute our business plan during the next twelve months, we expect we will need to raise approximately $5 million to produce inventories sufficient to meet our expected demand, to pay existing short-term liabilities and to service the existing long-term debt. We intend to invest in research and development expenses to expand our products and may increase employees in order to expand our sales division.

We currently are seeking financing to enable us to execute our business plan. If we are unsuccessful, we may not be able to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

Information regarding our Financial Statements appears under the caption "Consolidated Balance Sheet," "Consolidated Statement of Operations", "Consolidated Statement of Shareholders' Equity." "Consolidated Statement of Cash Flows" and "Notes to Consolidated Financial Statements."

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Resignation of Harper & Pearson Company, P.C.
On August 22, 2006, our independent accountant, Harper & Pearson Company, P.C., resigned, and on August 31, 2006, the firm of Malone & Bailey, PC was engaged as our new independent accountant for the period ending December 31, 2006.

Other than providing a going concern qualification each year, the audit reports of Harper & Pearson Company P.C. from the year ended December 31, 2005 did not contain any adverse opinion or disclaimer of opinion, and was not modified as to any other uncertainty, audit scope or accounting principles. The decision to accept the resignation of Harper & Pearson Company, P.C. and to engage new auditors was approved by the Board of Directors.

Termination of Malone & Bailey, P.C.

On December 12, 2006, the Board of Directors elected to terminate our independent accountant, Malone & Bailey, P.C., effective as of December 13, 2006. The firm of Malone & Bailey, P.C. had been retained by us as our independent accountants on August 31, 2006, but did not complete any audits or audit reviews for us and had never expressed an opinion regarding our financial statements for any prior period before termination.

Upon commencing its review of the Company's Form 10-QSB for the quarter ended September 30, 2006, Malone & Bailey, P.C. indicated its disagreement with the Company regarding the valuation of the acquisition of Havoc on May 17, 2006. To value the acquisition, the Company used the intrinsic value of Havoc at the time of the transaction, which was estimated at $300,000, divided by the number of Havoc's pre-merger shares outstanding to determine the value of the Company's shares of common stock given to the shareholders of Havoc in the transaction. Subsequent to the acquisition and within the same reporting period, as required under the accounting rules for BDC's, the Company's Board of Directors valued Havoc on a fair value basis at $300,000.

Malone & Bailey took the position that the acquisition transaction should be valued based upon its valuation of a subsequent loan made by the Company approximately one month after the acquisition of Havoc. That loan was a twelve-month note for $100,000, with interest for which we paid the lender 200,000 shares of our common stock as an incentive.

Malone & Bailey insisted that we value the Havoc acquisition, based on their analysis, at $0.40 per share, or $18,000,000. We expressed our belief that this was not an accurate analysis of the transaction value and that it would both mislead the investment public and create a significant detriment to shareholders by creating a large retained deficit. We believe the valuation must accurately and fairly represent the actual value of the transaction and that it would be misleading to represent to the public that the acquisition had a real value of $18,000,000 on May 17, 2006 and a value of $300,000 on June 30, 2006. Because we refused to make what we felt was a misleading and inaccurate disclosure and, because Malone & Bailey insisted that we make such a disclosure or Malone & Bailey would not review the Company's 10-QSB for filing, the Board elected to terminate our relationship with Malone & Bailey, P.C.

We have retained James B. McElravy, CPA, P.C. as the Company's new independent auditor effective as of December 13, 2006. We had no discussions with James B. McElravy, CPA, P.C. regarding the accounting disagreement with Malone & Bailey prior to engaging the firm as our independent auditor. We have authorized Malone & Bailey to respond fully to the inquiries of James B. McElravy, CPA, P.C. concerning the Company and the subject matter discussed herein.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act are accumulated and communicated to management, including our Chairman, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company. As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. The CEO has concluded that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) do not adequately meet intended objectives and are not effective as of December 31, 2006. This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. We understand the importance of strong internal controls and procedures and are currently in the process of developing a plan to address these issues.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting; however, we are currently investigating ways to change and improve the deficiencies addressed above.

ITEM 8B. OTHER INFORMATION
On March 15, 2007, Havoc entered into a Distribution Agreement with Black Dog Distributors, L.L.C., which is attached hereto as Exhibit 10.3 and incorporated herein by reference. Under this Distribution Agreement, Havoc granted Black Dog the exclusive right to distribute and sell Havoc's products to certain accounts in Florida, along with a limited non-exclusive license to use certain of Havoc's trademarks solely in connection with the Distribution Agreement.

On January 26, 2006, Havoc entered into an Asset Purchase Agreement, by and between Andre Nicholson, Marco Arce and Havoc, which is attached hereto as Exhibit 10.4 and incorporated herein by reference. Pursuant to the Asset Purchase Agreement, Havoc purchased of all of the assets, licenses, intellectual property, names, trademarks, marketing agreements and other assets of Havoc Worldwide Distribution, LLC. including all rights to the name "Havoc" currently owned or controlled by the sellers. This acquisition, costing $132,000, was funded through (i) the issuance of 2,000,000 shares of common stock of Havoc, valued at $2,000; (ii) the payment of $120,000 in cash; and (iii) the transfer of 1,000,000 shares of common stock of El Pegasu International, Inc., an affiliate of Havoc due to common ownership ("El Pegasu"), for which Havoc recorded a liability of $10,000 owed to El Pegasu so that El Pegasu would issue the shares to the sellers of Havoc Worldwide. At the time the Havoc shares were issued for the Havoc Worldwide assets, the "Havoc" trademark name did not have any tangible value (due primarily to the fact that the product had yet to be marketed, Havoc had no revenues or profits, and no market acceptance had been formed). Therefore, the Havoc shares issued in the transaction were given a value by management equal to their par value of $0.001, amounting to $2,000.

The acquisition agreement also called for the payment of compensation to the two sellers of the assets of Havoc Worldwide as follows: (i) cash bonuses amounting to 10% of Havoc's net revenue per quarter; and (ii) salaries amounting to $6,000 per month to each of the two sellers for the period February 2006 through July 2006 and $8,000 salary per month to each seller thereafter.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

Our directors and executive officers are listed below, including their respective names, ages and positions with the Company.

Name	Age	Position with the Company
Carey Kent Williams	48	Chief Executive Officer, President and Director
William S. Davis	47	Chairman of the Board
William A. Carmichael	54	Director
Bob Hamlin	56	Director
Miles Lim	48	Director
Williams Gerald Martin, Jr	60	Director
Robert Wilson	50	Director

Carey Kent Williams. Mr. Williams has served as our Chief Executive Officer, President and Director since May 2006. He is an experienced entrepreneur and was a principal founder and president of Havoc and El Pegasu International, Inc. prior to becoming the Chief Executive Officer, President and a Director of the Company in May 2006. Mr. Williams has worked on the development and marketing of energy drinks, including the predecessor brands to "Havoc," since 2000. El Pegasu International, Inc. an entity providing interim construction loans for affordable housing in Texas. Mr. Williams brings to the Company a background in real estate, investment, property development and acquisition. He managed the Willco, Inc. Group, a real estate investment company from 1985 to 1989. He holds a Masters of Education and a B.S. degree from Texas Tech University. He played Division I intercollegiate basketball, competed internationally and was drafted by the Seattle Supersonics of the NBA.

William S. Davis. Mr. Davis has served as our Chairman of the Board of Directors since May 2006. Mr. Davis has been in the land development and home construction business since 2000. He is a founder of El Pegasu International and Havoc Distribution, Inc. Mr. Davis attended Tarleton State University for two years before returning to work with the family plumbing, heating and air conditioning business. His prior experience includes work with David Tindle, a home-builder in Odessa, Texas. He has worked with ASAI, Inc. and Team Technical, Inc. a subsidiary of Gibbs Construction.

William A. Carmichael. Mr. Carmichael has served as a Director since June 2000. Mr. Carmichael is an experienced business development executive with a strong background in public company administration. From our inception, in June of 2000 to the present, Mr. Carmichael has served at different times as Chief Operations Officer, Director, Secretary of the Board, and as Chairman of the Compensation Committee. Mr. Carmichael has also served as Chief Operations Officer and Director of Cyber Law Reporter, Inc., a public company that recently completed a reverse merger with Exousia Advanced Materials. Presently he is also Corporate Secretary and VP of Operations for Gulf Ethanol, a producer of ethanol fuel in Houston, Texas. He serves on the Board of National Health Alliance, Inc., LipidLabs, Inc., and Hearthstone, Inc. In 1998 Mr. Carmichael served for a short time as the Director of Marketing for iExalt, Inc. before founding MannaBeach.com and The American Song and Book Company, Inc. Mr. Carmichael has earned a Certificate of Professionalism as a member of the National Association of Corporate Directors and brings extensive experience in public company management and administration. As of December 31, 2006, Mr. Carmichael served as a Director for one other public company, Cyber Law Reporter, Inc.

Bob Hamlin.  Mr. Hamlin has served as a Director since July 2006. He has been in the construction industry since 1983. Mr. Hamlin is currently the President of Hamlin Construction, Inc., a construction company he founded in 1983. In addition, Mr. Hamlin currently serves as an officer and a director of Ellis County Development Corporation, a consulting and investment company, which he has done since 2005. From 2003 to the present, Mr. Hamlin has also served as President of Hamlin Custom Homes, Inc., a home builder in Texas.

Miles Lim.  Mr. Lim has served as a Director since February 2007. He is currently a Player Development Executive at Legends LLC, a gaming company, and has been in that capacity since April 2006. From September 2005 to February 2006, Mr. Lim was the Vice President of Marketing for Kerzner International, an international developer and operator of destination resorts, casinos and luxury hotels. From 1994 through the fall of 2005, Mr. Lim was a Player Development Executive for Horseshoe Gaming Holding Corp., a gambling riverboat operator that was purchased by Harrah's Entertainment in late 2004.

William G. Martin, Jr.  William G. Martin, Jr. has served as a Director since July 2006. He is the CEO, co-founder and part owner of MMR Investment Bankers, Inc., dba MMR, Inc., a registered securities firm in Wichita, Kansas. MMR specializes in the financing of nonprofit and for profit projects. He is also the co-founder and part owner of NET Engineering Technologies, LLC that assists nonprofit and for profit corporations with their computer systems. He is also the co-founder and part owner of Sunflower Management Group, LLC that assists corporations in the area of consulting and management. He graduated from Southern Nazarene University with a Bachelor of Arts degree in 1968 and earned a Master of Arts degree in 1972. He is an elder in the Church of the Nazarene and serves on the MidAmerica Nazarene University Foundation Board. Jerry is also a member of the National Association of Church and Institutional Financing ("NACIFO"), and he served as NACIFO's Vice-President in 1994 - 1995, and as President in 1996 - 1997. He was elected President of the Nazarene Building Professionals (''NBP'') in June 2005. Prior to that, he served for four years as the Midwest Regional Vice-President for NBP.

Robert Wilson.  Mr. Wilson has served as a Director since April 2004. He has a broad background with over 20 years experience in public accounting, industry and consulting. He currently is the Chief Financial Officer and a director of Safe Renewables, formerly Safe Fuels Inc., a leading bio-diesel, renewable energy producer. He is also the Chief Financial Officer and Operations Principal for several broker dealers and investment banking firms. His duties include the compliance with NASD, SEC and NYSE rules and regulations, the design and implementation of accounting and operations control procedures, representing firms as a securities expert witness and with NASD examinations. He currently serves as a director and the Audit Chairman for American Security Resources, Inc., a director of MidasTrade.com and a consultant with The Professional Directors Institute. He is a Certified Public Accountant, has over fifteen years of experience as the owner of a certified public accounting firm, was previously a member of the NASD Board of Arbitrators and has several NASD and NYSE security licenses. Mr. Wilson has previously served as operations compliance manager of the AIM Management Group, Vice President Compliance/Internal Audit of the Kemper Securities Group and an auditor with Price Waterhouse. Mr. Wilson is a graduate of the Houston Baptist University with additional studies at the Georgetown University.

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

Audit Committee

Presently we do not have an audit committee of the Board of Directors. At this time, the entire board of directors operates as the audit committee. On November 28, 2006, the Board of Directors adopted an Audit Committee Charter that will govern the entire Board of Directors, until such time as a formal audit committee is formed, with respect to matters related to the auditors and corporate governance related thereto. We intend to establish an audit committee and such other committees as we deem appropriate when our resources are sufficient to cover the additional costs. When the audit committee is formed, we intend to have a designated audit committee "financial expert" who will be responsible for reviewing the results and scope of the audit, and other services provided by the independent auditors, and review and evaluate the system of internal controls.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer and acting principal accounting officer or persons performing similar functions (as well as our other employees, if any, and directors). The Company undertakes to provide any person without charge, upon request, a copy of such code of ethics. Requests may be directed to American Enterprise Development Corporation, 2544 Tarpley, Suite 104, Carrolton, Texas 75006, attention President.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Except as set forth below, the Company believes that during the year ended December 31, 2006, its officers, directors and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied solely upon its review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2006 on behalf of the Company's directors, officers and holders of more than 10% of the Company's common stock. Based upon this review: (i) each of Messrs. Williams, Davis, Carmichael, Lim, Hamlin, Martin, and Wilson inadvertently filed their Form 3's delinquently; and (ii) each of Messrs. Martin and Carmichael inadvertently filed a Form 4 delinquently.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth in summary form the compensation received by Carey K. Williams, our Chief Executive Officer, during the last fiscal year. None of our employees received total salary and bonus in excess of $100,000 during the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Carey K. Williams, CEO, President & Director	2006	$68,168							$68,168
William S. Davis, Chairman	2006	$74,232							$74,232
Jonathan Gilchrist, former CEO and President (1)	2006	$48,000							$48,000

 (1) Mr. Gilchrist resigned as CEO of the Company on May 16, 2006.

Except as set forth above, no cash compensation, deferred compensation, equity compensation or long term incentive plan awards were issued or granted to the Company's management during the year ended December 31, 2006.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

We do not have and currently are not planning to have any written employment contracts with respect to any of our directors, officers or other employees. We have no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer's employment or from a change-in-control of the Company or a change in an executive officer's responsibilities following a change-in-control.

Employee Retirement Plans, Long-Term Incentive Plans, and Pension Plans

Other than our 2006 Stock Plan described below under "2006 Stock Plan", and our 2007 Plan described below under "2007 Stock Incentive Plan", we have no employee retirement plan, pension plan, or long-term incentive plan to serve as incentive for performance to occur over a period longer than one fiscal year. As of December 31, 2006, no awards had been made under either the 2006 Stock Plan or the 2007 Stock Plan.

2006 Stock Plan

The 2006 Stock Plan for Directors, Officers and Consultants (the "2006 Plan") was approved to enhance the ability of the Company to attract and retain highly qualified and experienced employee, directors, officers and consultants.   The plan has a term of up to ten years that expires May 25, 2016.  Six million shares of common stock (6,000,000) have been reserved for issuance by the Board of Directors under the 2006 Plan, along with the 2007 Plan described below.  The Board may amend, alter or discontinue the 2006 Plan but no amendment or alteration shall be made which would impair the rights of any participant without his consent.

The 2006 Plan is administered by the Board of Directors.  Shares granted under the 2006 Plan shall have all voting rights, dividend rights and all other rights held by all other owners of the Company's common stock. As of December 31, 2006, no grants of stock or stock options have been made under the 2006 Plan.  The Board of Directors may also make grants of preferred or common stock under the terms of the 2006 Plan.   Participants who receive such common or preferred stock will not be able to sell that stock unless it can be sold under a recognized exemption from the registration requirements of the Securities Act or under the provisions of Rule 144.

Eligible participants under the 2006 Plan include directors, employees, officers, consultants, advisors and attorneys of the Company and its wholly-owned subsidiaries.   Grants may include bonuses, and other incentive compensation to eligible participants in the 2006 Plan.  If a recapitalization of the Company's securities should occur at any time during which employees have outstanding options under the 2006 Plan, such as a stock split, or stock dividend, then the number of shares exercisable by the participant shall be adjusted as provided in the option or warrant agreement.

2007 Stock Incentive Plan

Pursuant to our 2007 Stock Incentive Plan (the "2007 Plan"), we may grant options to purchase an aggregate of 6,000,000 shares of common stock (in total with the 2006 Plan) to key employees and other persons who have or are contributing to our success. The options granted pursuant to the 2007 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient, or non-qualified options. The terms of the 2007 Plan concerning incentive options and non-qualified options are substantially the same except that only our employees or employees of our subsidiaries are eligible for incentive options and employees and other individuals who have contributed or are contributing to our success are eligible for non-qualified options. With respect to options granted to persons other than outside directors, the 2007 Plan also is administered by the Board of Directors that determines the terms of the options subject to the requirements of the 2007 Plan.

All options granted under the 2007 Plan will become fully exercisable on the date that the options are granted or other dates that the Board of Directors (or an option committee of the Board if the Board so decides) determines and will continue for a period up to a maximum of ten years. Options granted pursuant to the 2007 Plan are not transferable during the optionee's lifetime. Subject to the other terms of the 2007 Plan, the option committee has discretion to provide vesting requirements and specific expiration provisions with respect to the incentive options and non-qualified options granted. As of December 31, 2006, no options had been granted under the 2007 Plan.

Director Compensation

As of December 31, 2006, the Company had not paid any compensation to its directors other than reimbursement of certain travel expenses related to our shareholder and board meeting held in November 2006.

Director Independence

The Board affirmatively determines the independence of each Director and nominee for election as a Director; however, the Board has not yet adopted an independence standard or policy. The Board intends to adopt an independence policy in the near future. At this time, the Board has determined that each of the following non-employee Directors is independent and has no relationship with the Company, except as a Director and stockholder of the Company: Mr. Carmichael, Mr. Hamlin, Mr. Lim and Mr. Wilson.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 15, 2007, regarding the beneficial ownership of the Company's common stock by (i) those persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of common stock, (ii) each of the named executive officers, (iii) each director of the Company, and (iv) all current directors and executive officers as a group.

Except as indicated in the footnotes to this table, each shareholder named in the table below has sole voting and investment power for the shares shown as beneficially owned by them. Percentage of ownership is based on 47,663,331 shares of common stock outstanding on March 15, 2007. In computing the number of shares beneficially owned by a person and the percentage of ownership held by that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days after March 15, 2007 are deemed exercised and outstanding, while these shares are not deemed exercised and outstanding for computing percentage ownership of any other person.

Name & Address of Beneficial Owner	Officer Or Director	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Carey Kent Williams 2544 Tarpley, Suite 104, Carrollton, TX 75006	CEO, Director	12,002,994 (2)	25.2%
William Samuel Davis 2544 Tarpley, Suite 104, Carrollton, TX 75006	Director	9,000,000	18.9%
William Carmichael 2544 Tarpley, Suite 104, Carrollton, TX 75006	Director	463,333	1%
Bob Hamlin 2544 Tarpley, Suite 104, Carrollton, TX 75006	Director	0	<1%
Miles Lim 2544 Tarpley, Suite 104, Carrollton, TX 75006	Director	59,192 (3)	<1%
William G. Martin Jr. 2544 Tarpley, Suite 104, Carrollton, TX 75006	Director	2,083,771(4)	4.4%
Robert Wilson 2544 Tarpley, Suite 104, Carrollton, TX 75006	Director	10,000	<1%
All Officers and Directors as a Group:		23,619,290 (2)(3)(4)	49.5%
Wendell Eugene Ormiston, 7606 Kevin Drive, Dallas, Texas 75248		9,000,000	18.9%
Marco Arce, 7606 Kevin Drive, Dallas, Texas 75248		3,000,000	6.3%
Andre Niclolson, 7606 Kevin Drive, Dallas, Texas 75248		3,000,000	6.3%
Jonathan Gilchrist, 1240 Blalock Rd., Ste. 150, Houston, Texas		3,458,000(5)	7.3%

(1) "Beneficial ownership" is defined in the regulations promulgated by the SEC as having or sharing, directly or indirectly (A) voting power, which includes the power to vote or to direct the voting; or (B) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. Unless otherwise indicated, the beneficial owner has sole voting and investment power.
(2) Amount includes 10% Convertible Debentures owned by Ms. Kelli Williams, the daughter of Mr. Williams, which are convertible into 2,994 shares of common stock.
(3) Amount includes 10% Convertible Debentures owned by Mr. Lim, which are convertible into 54,192 shares of common stock.
(4) Amount includes (i) 1,200,000 shares of common stock held in the William Gerald Martin, Jr Revocable Trust; (ii) 840,000 shares of common stock held by the Paula Sue Martin Revocable Trust; (iii) 30,000 shares held by his mother-in-law who lives with Mr. Martin; (iv) 10% Convertible Debentures, which are convertible into 8,083 shares of common stock and owned by Mr. Martin's IRA account; (v) 10% Convertible Debentures, which are convertible into 2,694 shares of common stock and owned by Mrs. Paula Martin's IRA account, Mr. Martin's wife; and (vi) 10% Convertible Debentures, which are convertible into 2,994 shares of common stock and owned by Mr. Martin's mother-in-law, who lives with Mr. Martin.
(5) Mr. Gilchrist is the president and a beneficial owner of The Internet Business Factory, which owns 2,100,000 shares of common stock;  he is also the President of Goldbridge Capital, LLC, which owns 720,000 shares of common stock. In addition, Mr. Gilchrist owns 638,000 shares individually.

ITEM 12. CERTAIN RELATIONSHIPS AND TRANSACTIONS

Private Placement Memorandum
As more thoroughly discussed in Note 10 to the financial statements, Havoc has raised $2,215,000 pursuant to a Private Placement in connection with the sale of convertible debentures. The broker-dealer assisting the Company in its fund raising efforts is MMR Investment Bankers Inc. ("MMR"). Moreover, Sunflower Management Group, LLC ("Sunflower") provides the Company with management services related to the Havoc debentures.

Mr. Gerald W. Martin, Jr., one of our directors, is currently the President and CEO of, and owns approximately 61% of, MMR. As of December 31, 2006, the Company had paid $168,700 to MMR for its services as a placement agent in connection with a debenture offering for Havoc. In addition, Mr. Martin owns approximately 40% of Sunflower. As of December 31, 2006, the Company had paid Sunflower approximately $12,055 for its services.

Loans to El Pegasu International, Inc.

Messrs. Williams, Davis and Martin, all of whom are directors of AEDC, own in the aggregate more than a majority of the outstanding stock of El Pegasu International, Inc. ("El Pegasu"), a builder of affordable housing in the Tyler, Texas region. In addition, Mr. Davis, the Chairman of AEDC's Board of Directors, is a Director of El Pegasu.  In November 2005, AEDC entered into a letter of intent to purchase all of the outstanding stock of El Pegasu. In connection with, but prior to the completion of, AEDC's proposed acquisition of El Pegasu, AEDC loaned to El Pegasu, pursuant to an unsecured promissory note dated August 11, 2006, a total of $335,000, with an interest rate of 8% percent. During 2006, the largest aggregate amount of principal outstanding under the note was $335,000, and as of March 31, 2007, El Pegasu owed the Company total principal and accrued interest of approximately $352,000 under the note.

Dynamic Distribution, Inc.
We own a 35% interest in Dynamic Distribution, Inc. ("Dynamic"). The remaining shares of Dynamic are held 50% by Dan Davis, brother of Sam Davis, who is a director of the Company, and 15% by Sunflower. As stated above, Mr. Martin, one of our directors, owns approximately 40% of Sunflower. Dynamic is a distributing company that we use, along with other distributors, to distribute our products.

ITEM 13. EXHIBITS

Exhibit Index:

Exhibit No.	Description
2.1	Stock Exchange Agreement dated May 16, 2006, between American Enterprise Development Corporation and Selling Shareholders of Havoc Distribution, Inc. (1)
3.1	Amended Articles of Incorporation (2)
3.2	Bylaws (3)
10.1	2006 Stock Plan for Directors, Officers and Consultants* (4)
10.2	2007 Stock Incentive Plan* (2)
10.3	Distribution Agreement, dated as of March 15, 2007, between Havoc Distribution, Inc. and Black Dog Distributors, L.L.C. (5)
10.4	Asset Purchase Agreement, dated January 26, 2006, by and between Andre Nicholson, Marco Arce and Havoc Distribution, Inc. (5)
14.1	Code of Ethics dated November 28, 2006 (2)
21	Subsidiaries of the Registrant (5)
31	Rule 13a-14(a)/15a-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (5)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

*	Designates a management contract or compensatory plan required to be filed as an Exhibit to this Report on Form 10-KSB
(1)	Incorporation by reference from the Company's Current Report on Form 8-K dated May 23, 2006 (File No. 000-50526)
(2)	Incorporated by reference from the Company's Current Report on Form 8-K dated December 28, 2006 (File No. 811-21607)
(3)	Incorporated by reference from the Company's Registration Statement on Form SB-2 dated August 6, 2001 (File No. 333-66936)
(4)	Incorporated by reference from the Company's Registration Statement on Form S-8 dated June 13, 2006 (File No. 333-134966)
(5)	Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

James B. McElravy, CPA, P.C. ("McElravy") was the Company's principal accountant as of December 31, 2006. The Company paid McElravy $5,000 for the year ended December 31, 2006 for the review of the Company's third quarter Report on Form 10-QSB. Prior to McElravy, Malone & Bailey, P.C. ("Malone & Bailey") was the Company's principal account from the period between August 31, 2006 and December 13, 2006. The Company paid Malone & Bailey $5,000 for audit services. Harper & Pearson Company, P.C. ("Harper & Pearson") was the Company's principal accountant for fiscal year 2005 and from January 1, 2006 until August 22, 2006. The Company paid Harper & Pearson $30,007 for the audit and reviews of the Company's financial statements for the Company's Reports on Form 10-KSB and Forms 10-QSB for the year ended December 31, 2005.

Audit-Related Fees

For the years ended December 31, 2006 and December 31, 2005, neither McElravy, Malone & Bailey nor Harper & Pearson provided the Company with any services for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and were not reported above under "-Audit Fees."

Tax Fees

For the years ended December 31, 2006 and December 31, 2005, neither McElravy, Malone & Bailey nor Harper & Pearson provided the Company with professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended December 31, 2006 and December 31, 2005, neither McElravy, Malone & Bailey nor Harper & Pearson provided the Company billed the Company for products and services other than those described above.

Audit Committee Pre-Approval Policies

Consistent with the Securities and Exchange Commission requirements regarding auditor independence, the Board of Directors has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. Under the policy, the Board of Directors must pre-approve services prior to the commencement of the specified services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Enterprise Development Corporation (Registrant)

By /s/ C K Williams
Carey Kent Williams, President
Date: April 12, 2007

In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/William S Davis
William Samuel Davis
Date: April 12, 2007

By /s/ William Carmichael
William Carmichael, Director
Date: April 12, 2007

By /s/ Robert Hamlin
Robert Hamlin, Director
Date: April 12, 2007

By /s/ Miles Lim
Miles Lim, Director
Date: April 12, 2007

By /s/ Wm Martin, Jr
William G. Martin, Jr., Director
Date: April 12, 2007

By /s/ Robert Wilson
Robert Wilson, Director
Date: April 12, 2007

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION AND SUBSIDIARY

REPORT OF INDEPENDENT PUBLIC ACCOUNTANT

To the Stockholders and Directors of
American Enterprise Development Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of American Enterprise Development Corporation and Subsidiary as of December 31, 2006, and the related consolidated statements of operations, changes in net assets (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Enterprise Development Corporation at December 31, 2006, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.

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

/S/ James B. McElravy, CPA, P.C.
Houston, Texas
March 22, 2007

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2006

ASSETS	December 31 2006
Cash in bank	$ 29,273
Accounts receivable, net of allowances	8,226
Due from related parties	358,984
Inventories	204,440
Prepaid expenses	498,605
Total current assets	1,099,528

Equipment, net of depreciation of $3,420	35,437
Investment in subsidiary	10,800
Deferred financing costs, net of amortization of $72,248	189,706
Intangibles - goodwill	132,000
Total non-current assets	367,943
TOTAL ASSETS	$ 1,467,471

LIABILITIES AND SHAREHOLDERS' DEFICIT
Accounts payable and accrued liabilities	1,278,831
Accrued payroll and related liabilities	44,235
Total current liabilities	1,323,066
Notes and debentures payable, including accrued interest of $133,282	2,746,765
Notes payable, shareholders	17,500
Total non-current liabilities	2,764,265
TOTAL LIABILITIES	$ 4,087,331

SHAREHOLDERS' (DEFICIT)/EQUITY
Capital stock, $0.003 par value, 100 million shares authorized, 47,663,661 shares issued and outstanding at December 31, 2006.	$ 14,299
Additional paid in capital	335,901
Deficit from prior operations	(703,181)
Accumulated development-stage deficit	(2,266,879)
Total shareholders' deficit	(2,619,860)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 1,467,471

The accompanying notes are an integral part of these financial statements.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM INCEPTION (JANUARY 9, 2006) TO DECEMBER 31, 2006

REVENUES AND GROSS MARGINS	Year Ended December 31, 2006	Inception to December 31, 2006
Product sales	18,670	18,670
Cost of product sales	8,608	8,608
Gross margin on sales	10,062	10,062

OPERATING EXPENSES
Payroll and related expenses	394,811	394,811
Promotional expenses	1,380,455	1,380,455
General and administrative	215,810	215,810
Legal and professional	94,213	94,213
Amortization of debt issuance costs	72,248	72,248
Depreciation expense	3,324	3,324
Total operating expenses	2,160,861	2,160,861

Equity in loss of subsidiary	14,200	14,200

OPERATING LOSS	(2,164,999)	(2,164,999)

OTHER INCOME AND EXPENSE
Interest expense	(141,404)	(141,404)
Other income	39.524	39,524
Total other income and expense	(101,880)	(101,880)

NET LOSS	(2,266,879)	(2,266,879)
Net loss per share, basic and fully diluted	$ (0.05)	$ (0.05)
Weighted average shares outstanding	47,536,304	47,536,304

The accompanying notes are an integral part of these financial statements.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2006

			Accumulated Deficit
	No. of Shares	Total Paid in Capital (1)	Development Stage	Prior Operations	Total
Balance at inception	-	$ -	$ -	$ -	$ -
Founders' shares	39,000,000	-			-
Acquisition of Havoc Worldwide, LLC	6,000,000	-			-
Inventory contribution		11,130			11,130
Havoc shares converted to AEDC shares 3:1	2,663,331	339,070			339,070
Removal of AEDC loss		-			-
Net loss		-	(2,266,879)	(703,181)	(2,970,060)
Balance, 12/31/06	47,663,331	350,200	(2,266,879)	(703,181)	(2,619,860)

(1) Total Paid in Capital includes common stock and additional paid in capital

The accompanying notes are an integral part of these financial statements.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (JANUARY 9, 2006) TO DECEMBER 31, 2006

	Year Ended December 31, 2006	Inception to December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,266,879)	$ (2,266,879)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	75,668	75,668
Change in operating assets and liabilities:
Prepaid expenses	(498,605)	(498,605)
Inventories	(200,310)	(200,310)
Accounts receivable	(8,226)	(8,226)
Accounts payable and accrued liabilities	1,262,780	1,262,780
Interest payable	93,367	93,367
Effect of investment in Dynamic Distribution	(10,800)	(10,800)

Net cash used in operating activities	(1,550,006)	(1,550,006)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans to related parties	(358,984)	(358,984)
Purchases of equipment	(38,856)	(38,856)
Purchase of Havoc Worldwide	(120,000)	(120,000)
Cash acquired upon Havoc merger	93,462	93,462
Net cash provided from or (used in) investing activities	(424,379)	(424,379)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debenture offering, net of finance costs	1,953,046	1,953,046
Shareholder loans	17,500	17,500
Proceeds from notes payable	33,111	33,111
Net cash provided from financing activities	2,003,657	2,003,657
Net change in cash and cash equivalents	29,273	29,273
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$ 29,273	$ 29,273
Supplemental disclosures of non-cash information:
Cash interest payments	44,980	44,980

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Enterprise Development Corporation ("the Company") was incorporated as A Time to Grow, Inc., in Texas on June 28, 2000 for the purpose of developing and delivering online e-Learning products to the consumer market. The Company registered as a reporting company under the Securities Act of 1933 by filing a report on form SB-2 that became effective on January 9, 2002. At a shareholders meeting held on August 29, 2003, the shareholders voted to abandon the existing business plan, elected to become a business development company under the Investment Company Act of 1940, and approved changing the name of the company to American Enterprise Development Corporation.

At a shareholders meeting on November 20, 2006, the Company elected to abandon the business development company status and return to regulation under the Securities Act of 1933.

Basis of Presentation - The consolidated financial statements include the accounts of American Enterprise Development Corporation and its wholly-owned subsidiary, Havoc Distribution, Inc. ("Havoc"). Significant inter-company accounts and transactions have been eliminated. We have a 35% interest in Dynamic Distribution, Inc., which we account for by the equity method.

Reverse Merger with Havoc Distribution, Inc. - As described in note 3, we issued 45 million shares of our common stock to acquire all of the issued and outstanding shares of Havoc. This business combination resulted in a change of control of the Company. We therefore accounted for this transaction as a reverse merger whereby the operating history of American Enterprise Development Corporation prior to the merger was reclassified to "Deficit from Prior Operations" on our balance sheet, and our financial statements are those of the accounting acquirer, Havoc.

Use of Estimates - In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories - Inventories consist principally of raw materials and finished goods inventories. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market (net realizable) value.

License Costs - We have entered into several agreements with sports organizations that give us the right to use the organizations name on our product and to conduct certain promotional activities at their sports venues. The costs of these licenses are capitalized when the payment comes due and are amortized over the applicable sports season.

Revenue Recognition - We recognize revenue when persuasive evidence of an arrangement exists, product has been shipped to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Property and Equipment - Property and equipment are valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is estimated at three and five years.

Impairment of Long-Lived Assets - We review the carrying value of our long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. We apply this test to our intangibles related to our acquisition of Havoc and our investment in Dynamic Distribution, Inc. Because the Company is still in the development stage, we have not provided a reserve for these amounts at December 31, 2006.

Deferred Financing Costs - We capitalize costs directly associated with the raising of capital through debt offerings and amortize the costs over the life of the debt instruments.

Income Taxes - We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. We provide a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and Diluted Net Loss Per Share - The basic net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Diluted net loss per share of common stock is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of shares of common stock outstanding plus potential dilutive securities. For the year ended December 31, 2006, we had no potential dilutive securities outstanding.

Stock Compensation - We adopted the disclosure requirements of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS No. 123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. As of December 31, 2006, no options or warrants have been granted.

Recently Issued Accounting Pronouncements - In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation" SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. While we have not issued options to employees, we may do so in the future. Therefore, the adoption of this new accounting pronouncement has no impact on the financial statements as of and for the year ended December 31, 2006.

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, we incurred recurring losses from continuing operations of $2,266,879 for the partial year ended December 31, 2006. This condition creates an uncertainty as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock either through private placements or public offerings, as well as seeking other sources of funding. There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain the additional financing through private placements or public offerings to support the operations of Havoc. If these funds are not available, we may not continue our operations or execute our business plan. The conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 3 - RECAPITALIZATION AND REVERSE MERGER WITH HAVOC

On May 16, 2006, the Company entered into an agreement with Havoc Distribution, Inc., a manufacturer and distributor of sports energy drinks, to exchange shares in a transaction commonly known as a reverse merger. The Company issued 45 million shares of common stock for 15 million shares of Havoc (representing all of the shares issued and outstanding of Havoc). This transaction resulted in a change of control and recapitalization of the Company.

In consideration for the agreement of the Havoc shareholders to enter into the acquisition transaction, the advances and accrued advisory fees payable to Goldbridge Capital LLC totaling $155,410 were retired and considered paid in full as of the Closing date of the acquisition on May 16, 2006.

This recapitalization resulted in a reclassification of operating losses prior to the merger as "Deficit from Prior Operations".

NOTE 4 - ACQUISITION OF HAVOC WORLDWIDE DISTRIBUTIONS, LLC

On January 26, 2006, Havoc acquired the assets of Havoc Worldwide Distributions, LLC ("Havoc Worldwide"), whose primary asset was the "Havoc" trademark name. This acquisition, costing $132,000, was funded through (i) the issuance of 2,000,000 shares of common stock of Havoc, valued at $2,000; (ii) the payment of $120,000 in cash; and (iii) the transfer of 1,000,000 shares of common stock of El Pegasu International, Inc., a company related to Havoc due to common ownership ("El Pegasu"), for which Havoc recorded a liability of $10,000 owed to El Pegasu so that El Pegasu would issue the shares to the sellers of Havoc Worldwide. At the time the Havoc shares were issued for the Havoc Worldwide assets, the "Havoc" trademark name did not have any tangible value (due primarily to the fact that the product had yet to be marketed, Havoc had no revenues or profits, and no market acceptance had been formed). Therefore, the Havoc shares issued in the transaction were given a value by management equal to their par value of $0.001, amounting to $2,000.

The acquisition agreement also called for the payment of compensation to the two sellers of the assets of Havoc Worldwide as follows: (i) cash bonuses amounting to 10% of Havoc's net revenue per quarter and (ii) salaries amounting to $6,000 per month to each of the two sellers for the period February 2006 through July 2006 and $8,000 per month thereafter as salary to each seller.

NOTE 5 - ELECTION TO BE TREATED AS AN OPERATING COMPANY UNDER THE SECURITIES EXCHANGE ACT OF 1934

As previously discussed, the Company was a business development company ("BDC") regulated under the Investment Act of 1940, as amended (the "1940 Act"). As such, previous financial statements issued did not report on operations of the underlying assets. Instead, the Company reported the fair values of its investment portfolio as determined by the Board of Directors.

On November 20, 2006, the Company held a special shareholder meeting at which the shareholders approved a proposal to authorize the Board of Directors to withdraw the Company's election to be regulated as a BDC pursuant to Section 54(c) of the 1940 Act. On November 27, 2006, the Company withdrew its election to be regulated as a BDC and began to focus its efforts on the operation of Havoc's business rather than act as a passive investor. Withdrawal of the Company's election to be treated as a BDC did not affect the Company's registration under Section 12(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Under the Exchange Act, the Company is required to file periodic reports on Form 10-K, Form 10-Q, Form 8-K, proxy statements and other reports required under the Exchange Act.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2006:

Description	Method	Life	Amount	Accumulated Depreciation	Net Book Value
Furniture and fixtures	S/L	5 Years	2,454	(186)	2,268
Equipment	S/L	3 Years	17,692	(3,137)	14,555
Label Plating	Unit of production		18,710	(96)	18,710
Totals			38,856	(3,420)	35,437

Certain setup manufacturing costs charged to us by our outside suppliers are capitalized and amortized to the cost of producing a case of finished product.

Depreciation expense amounted to $3,324 for the year ended December 31, 2006. $96 were included in product costs and capitalized to inventory.

NOTE 7 - COMMON STOCK

During 2006, we issued 45 million shares of our common stock for the acquisition of Havoc (see Note 3 for a more detailed discussion), and received all of the issued and outstanding shares of Havoc.

We issued 100,000 shares of our common stock to IBIS Energy, LLC related to a guarantee that we provided to the IBIS Energy, LLC in June 2005.

We issued 200,000 shares of our common stock to a Company shareholder as an incentive to loan the Company $100,000.

As of December 31, 2006, the Company had 47,663,331 shares of common stock issued and outstanding.

NOTE 8 - EQUITY TRANSACTIONS PRIOR TO REVERSE MERGER

On April 24, 2006, while still a BDC regulated under the 1940 Act, the Board of Directors voted to distribute all of the investment portfolio assets, subject to certain of its liabilities, to its shareholders by declaring an in-kind dividend of all of the shares of its then wholly-owned subsidiary, American Development Fund, Inc. ("ADF"), which held these assets. These assets consisted of (i) 300,000 shares of common stock in Pan American Production Company, Inc., whose fair value at March 31, 2006 was $150,000 and had an historical cost of $300; (ii) 1,250,000 shares of common stock of Intrepid Holdings, Inc., whose fair value at March 31, 2006 was $237,500 and had an historical cost of $100,000; and (iii) the March 31, 2006 accounts receivable balances arising from consulting services performed for Intrepid Holdings, Inc. and El Pegasu International, Inc. in the amounts of $33,000 and $16,300, respectively. These assets were subject to the in-kind dividend payable as reported at the close of the first quarter of 2006 of the 1,250,000 Intrepid Holdings, Inc. shares whose dividend liability was valued at $237,500 as of March 31, 2006.

In consideration for the agreement of the Havoc shareholders to enter into the acquisition transaction with the Company, the advances and accrued advisory fees payable to Goldbridge Capital LLC totaling $155,410 were retired and considered paid in full as of the closing date of the acquisition on May 16, 2006.

NOTE 9 - INCOME TAXES

We use the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

Upon closing of the reverse merger, the Company experienced a change of control for income tax purposes. Section 382 of the United States Internal Revenue Code provides for limitations on the ability for the Company to carry forward any of the pre-merger net operating loss ("NOL") carryforwards. We are currently studying whether the Company will be allowed NOL carryforwards for pre-merger losses and no such deferred asset has been recorded as of December 31, 2006 relating to pre-merger losses. However, post-merger cumulative net operating losses amount to approximately $2,266,879 at December 31, 2006, and will expire in 2025 and 2026.

Deferred tax assets from NOL carryforwards have been fully reserved.

NOTE 10 - CONVERTIBLE DEBENTURES PAYABLE

Pursuant to a Private Placement Memorandum (the "PPM") dated February 23, 2006, Havoc, through a third-party broker-dealer, has offered $12 million of unsecured, two-year, 10% convertible debentures to accredited investors. The terms of the Stock Exchange Agreement with Havoc (included herein by reference) provide that the Company will acquire all the rights and obligations of Havoc under the debenture agreement, and that the debentures will be convertible into shares of the Company's common stock, rather than Havoc's common stock.

As a result, the Company, at its option, may redeem these debentures at any time prior to the maturity date. As of December 31, 2006, the Company had subscriptions pursuant to the PPM totaling $2,215,000, of which $1,865,842 were considered net cash proceeds (net of interest payment hold back, costs paid to the broker-dealer, and other costs) and were used for operating purposes by the Company.

At this time it is not possible to estimate the amount, if any, of additional debentures that might be sold or the amount of future proceeds, if any, that might be distributed to and received by the Company. In the event the Company does not sell the entire $12 million of debentures, the operations of the Company will be limited, which could affect the Company's ability to execute its business plan. The holders of these debentures may convert their debentures into shares of common stock on the basis of $3.34 per share at any time prior to the repayment of the debenture by the Company. The Company will not receive any cash proceeds from a conversion of debentures to common stock. The holders of debentures have the option to be paid interest monthly or have the interest compounded semi-annually and paid at maturity. Although the Company has set aside 1,200,000 shares of its common stock for possible conversion of the debentures, as of December 31, 2006, none of the debenture holders have chosen to convert any of their debentures into shares of common stock.

NOTE 11 - PROFESSIONAL AND COLLEGIATE SPORTS TEAMS RIGHTS AND OBLIGATIONS

Havoc develops, markets, sells and distributes energy drinks under the Havoc(tm) brand name and in connection with the brand names of sports conferences, franchise and teams that it sponsors. Havoc currently has licenses covering college sports conferences, sports franchises and other affinity groups.

As of December 31, 2006, Havoc has capitalized $1,679,932 of costs related to obligations arising under contracts signed with various professional and collegiate sports organizations. Havoc amortizes these costs over the sports season to which the costs apply. As of December 31, 2006, $1,215,214 of these costs have been amortized.

Additionally, as of December 31, 2006, under contracts currently executed, Havoc has $1,117,734 of obligations due to sports organizations but which were unpaid as of December 31, 2006.

For contracts currently executed, Havoc has the following obligations for the years ended December 31, 2007 and forward:

Year Ended December 31,	Payment Obligation
2007	$2,148,714
2008	2,189,470
2009	1,833,509
2010	1,149,287
2011	416,672
2012	28,138
Total	$7,765,790