Form 10QSB
period 2007-03-31
AMERICAN ENTERPRISE DEVELOPMENT CORP
filed 2007-05-18
CIK 1136725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

Commission File Number 000-50526

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
(Exact name of registrant as specified in its charter)

Texas	76-0649310
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

2544 Tarpley, Suite 104 Carrollton, TX	75006
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code:(972) 418-0225

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act:  Common Stock, par value $0.0003
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 47,913,331 shares of common stock, par value $0.0003 as of May 8, 2007.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
REPORT ON FORM 10-QSB
For the Quarterly Period Ended March 31, 2007

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
BALANCE SHEETS AS OF MARCH 31, 2007 AND DECEMBER 31, 2006
(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Cash in bank	$ 43,806	$ 29,273
Accounts receivable, net of allowances	27,910	8,226
Due from related parties	333,739	358,984
Inventories	214,281	204,440
Prepaid expenses	635,916	498,605
Total current assets	1,255,652	1,099,528

Equipment, net of depreciation of $4,893 and $3,420	40,693	35,437
Investment in subsidiary	-	10,800
Deferred financing costs, net of amortization of $104,801 and $72,248	198,996	189,706
Intangibles - goodwill	132,000	132,000
Total non-current assets	371,689	367,943

TOTAL ASSETS	$ 1,627,341	$ 1,467,471

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
BALANCE SHEETS (Continued) AS OF MARCH 31, 2007 AND DECEMBER 31, 2006
(unaudited)

LIABILITIES AND SHAREHOLDERS' DEFICIT
Accounts payable and accrued liabilities	2,455,030	1,278,831
Short term notes payables and accrued interest	103,467	-
Accrued payroll and related liabilities	85,224	44,235
Total current liabilities	2,643,721	1,323,066

Notes and debentures payable, including accrued interest of $192,559 and $133,282	3,220,343	2,746,765
Notes payable, shareholders	7,500	17,500
Total non-current liabilities	3,227,843	2,764,265

TOTAL LIABILITIES	$ 5,871,564	$ 4,087,331

SHAREHOLDERS' (DEFICIT)/EQUITY
Capital stock, $0.0003 par value, 100 millon shares authorized, 47,663,331 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	$ 14,299	$ 14,299
Additional paid in capital	335,976	335,901
Deficit from prior operations	(703,181)	(703,181)
Accumulated development-stage deficit	(3,891,242)	(2,266,879)
Total shareholders' deficit	(4,244,223)	(2,619,860)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 1,627,341	$ 1,467,471

The accompanying notes are an integral part of these financial statements.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
AND INCEPTION (JANUARY 1, 2006) TO MARCH 31, 2007
(unaudited)

	Three Months Ended March 31,		Inception (1/1/06) to March 31, 2007
	2007	2006

REVENUES AND GROSS MARGINS
Product sales	42,224	-	60,894
Cost of product sales	12,846	-	21,454
Gross margin on sales	29,378	-	39,440

OPERATING EXPENSES
Payroll and related expenses	185,695	36,000	580,506
Promotional expenses	1,170,341	-	2,550,796
General and administrative	84,662	18,765	300,472
Legal and professional	102,719	18,591	196,932
Amortization of debt issuance costs	32,553	1,160	104,801
Depreciation expense	1,474	-	4,798
Toal operating expenses	1,577,444	74,516	3,738,305

Equity in loss of subsidiary	10,800	-	25,000

OPERATING LOSS	(1,588,866)	(74,516)	(3,723,865)

OTHER INCOME AND EXPENSE
Interest expense	(70,399)	(1,317)	(211,803)
Other income	4,902	391	44,426
Total other income and expense	(65,497)	(926)	(167,377)

NET LOSS	(1,624,363)	(75,442)	(3,891,242)

Net loss per share, basic and fully diluted	$ (0.03)	$ (0.00)	$ (0.08)

Weighted average shares outstanding	47,785,392	45,000,000	47,589,301

The accompanying notes are an integral part of these financial statements.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
STATEMENT OF SHAREHOLDERS’ EQUITY FROM INCEPTION TO MARCH 31, 2007
(unaudited)

	No. of Shares	Total Paid in Capital (1)	Development Stage Deficit	Deficit From Prior Operations	Total

Balance at inception	-	$ -	$ -	$ -	$ -

Founders' shares	39,000,000	-			-

Acquisition of Havoc Worldwide, LC	6,000,000	-			-
					-
Inventory contribution		11,130			11,130

Havoc shares converted to AEDC shares 3:1	2,663,331	339,070			339,070
		-			-
Net loss		-	(2,266,879)	(703,181)	(2,970,060)
		-			-
Balance, 12/31/06	47,663,331	350,200	(2,266,879)	(703,181)	(2,619,860)

Entries for the three months ended March 31, 2007

Shares issued for services	-	-			277,500

Net loss			(1,624,363)		(1,624,363)

Balance, 03/31/07	47,663,331	350,200	(3,891,242)	(703,181)	(4,244,223)

(1) Total Paid in Capital includes common stock and additional paid in capital

The accompanying notes are an integral part of these financial statements.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
AND INCEPTION (JANUARY 1, 2006 TO MARCH 31, 2007
(unaudited)

	Three Months Ended March 31,		Inception (1/1/06) to March 31, 2007
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,624,363)	$ (75,442)	$ (3,891,242)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	34,026	1,160	109,694
Common stock issued for services	-	13,000	-

Change in operating assets and liabilities:
Prepaid expenses	(137,311)	-	(635,917)
Inventories	(9,841)	-	(210,151)
Accounts receivable	(19,684)	-	(27,910)
Accounts payable and accrued liabilities	1,217,188	108,500	2,479,968
Interest payable	39,291	1,317	149,082
Effect of investment in Dynamic Distribution	10,800	-	-

Net cash provided by / (used in) operating activities	(489,894)	48,535	(2,039,900)

CASH FLOWS FROM INVESTING ACTIVITIES
Receipts from / (loans to) related parties	30,000	(25,000)	(328,984)
Purchases of equipment	(6,730)	-	(45,586)
Purchase of Havoc Worldwide	-	(120,000)	(120,000)
Cash acquired upon Havoc merger			93,462

Net cash provided from or (used in) investing activities	23,270	(145,000)	(401,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debenture offering, net of finance costs	391,157	266,154	2,344,203
Shareholder loans made or (retired)	(10,000)	-	7,500
Proceeds from notes payable	100,000	-	133,111

Net cash provided from financing activities	481,157	266,154	2,484,814

Net change in cash and cash equivalents	14,533	169,689	43,806
Cash and cash equivalents, beginning of period	29,273	-	-
Cash and cash equivalents, end of period	$ 43,806	$ 169,689	$ 43,806

The accompanying notes are an integral part of these financial statements.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

American Enterprise Development Corporation (“AEDC”, “the Company”, “we” or “us”) has currently one wholly owned subsidiary, Havoc Distribution Inc. (“Havoc”).

Havoc develops, markets, sells and distributes energy drinks under the Havoc® brand name and under the brand names of sports conferences, franchises and teams that it sponsors. Havoc currently has licenses covering college sports conferences, sports franchises and other affinity groups. Havoc is also planning to develop "alternative" beverage category drinks and "functional drinks", such as ready-to-drink iced tea and water.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information
The accompanying consolidated financial statements of American Enterprise Development Corporation have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2006. In management’s opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements as of and for the three months ended March 31, 2007 are not necessarily indicative of the results which can be expected for the entire year.

Basis of Presentation
The consolidated financial statements include the accounts of American Enterprise Development Corporation and its wholly-owned subsidiary, Havoc Distribution, Inc. Significant inter-company accounts and transactions have been eliminated. We have a 35% interest in Dynamic Distribution, Inc., which we account for by the equity method.

Use of Estimates
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

License Costs
We have entered into several agreements with sports organizations that give us the right to use the organization’s name on our product and to conduct certain promotional activities at their sports venues. The costs of these licenses are capitalized when the payment comes due and are amortized over the applicable sports season.

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

Impairment of Long-Lived Assets
We review the carrying value of our long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. We apply this test to our intangibles related to our acquisition of Havoc and our investment in Dynamic Distribution, Inc. Because the Company is still in the development stage, we have not provided a reserve for these amounts at March 31, 2007.

Deferred Financing Costs
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

Basic and Diluted Net Loss Per Share
The basic net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Diluted net loss per share of common stock is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of shares of common stock outstanding plus potential dilutive securities. For the year ended December 31, 2006, and for the three months ended March 31, 2007, we had no potential dilutive securities outstanding.

Stock Compensation
We adopted the disclosure requirements of Financial Accounting Standard No. 123R, Accounting for Stock-Based Compensation (FAS No. 123R) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. As of March 31, 2007, no options or warrants have been granted.

NOTE 3 - GOING CONCERN

As shown in the accompanying consolidated financial statements, we incurred recurring losses from continuing operations of $3,891,242 since our inception in 2006. Additionally, we have consumed $2,039,900 of cash from our operations. This condition creates an uncertainty as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock either through private placements or public offerings, as well as seeking other sources of funding. There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain the additional financing through private placements or public offerings to support the operations of Havoc. If these funds are not available, we may not continue our operations or execute our business plan. The conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 4 - CONVERTIBLE DEBENTURES PAYABLE

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

As a result, the Company, at its option, may redeem these debentures at any time prior to the maturity date. As of March 31, 2007, the Company had subscriptions pursuant to the PPM totaling $2,648,000, of which $2,258,139 were considered net cash proceeds (net of interest payment hold back, costs paid to the broker-dealer, and other costs) and were used for operating purposes by the Company.

At this time it is not possible to estimate the amount, if any, of additional debentures that might be sold or the amount of future proceeds, if any, that might be distributed to and received by the Company. In the event the Company does not sell the entire $12 million of debentures, the operations of the Company will be limited, which could affect the Company's ability to execute its business plan. The holders of these debentures may convert their debentures into shares of common stock on the basis of $3.34 per share at any time prior to the repayment of the debenture by the Company. The Company will not receive any cash proceeds from a conversion of debentures to common stock. The holders of debentures have the option to be paid interest monthly or have the interest compounded semi-annually and paid at maturity. Although the Company has set aside 1,200,000 shares of its common stock for possible conversion of the debentures, as of March 31, 2006, none of the debenture holders have chosen to convert any of their debentures into shares of common stock.

Item 2 - Management’s Discussion and Analysis or Plan of Operation

Overview

The following is provided to supplement, and should be read in conjunction with, our financial statements and the accompanying notes included in our Form 10-KSB as of December 31, 2006. This discussion contains forward-looking statements that are based on management's current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements.

We develop, market and distribute energy drinks under the Havoc® brand names and under the brand names of various sports conferences, franchises and teams that we sponsor. We license the right to co-brand with these established sports brands and market to their fan base.

Liquidity and Capital Resources

As of March 31, 2007, we had $43,806 in cash and $2,643,721 in current liabilities. For the three months ended March 31, 2007, we consumed $489,894 of cash in operating activities. We earned only nominal revenues although we expect revenues to increase substantially during the remainder of 2007.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is not party to any legal proceedings.

Item 2 - Changes in Securities

Recent Sales of Unregistered Securities
For the 3 months ended March 31, 2007 we have no sale of unregistered securities

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information
None.

Item 6 - Exhibitions and Reports on Form 8-K

Forms 8-K Filed Withing the Period Covered Under This Report

We filed the following reports on forms 8-K during the period covered by this report:

On January 25, 2007, we reported the changes we made to our Bylaws so that they would be consistent with the Texas Business Corporations Act.

On February 4, 2007, we reported the approval of our Board of Directors of the Company’s 2007 Incentive Stock Plan as well as reporting our amendments to the Articles of Incorporation increasing the authorized number of common shares.

On February 16, 2007, we reported the election of Mr. Miles A. Lim to our Board of Directors.

Exhibit Index

			Incorporated by reference
No.	Name of Exhibit	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Stock Exchange Agreement dated May 16, 2006 between American Enterprise Development and Selling Shareholders of Havoc Distribution, Inc.		8-K		2.1	05/23/06
3.1	Amended Articles of Incorporation		8-K		3.1	12/28/06
3.2	Bylaws		SB-2		3.2	08/06/01
10.1	2006 Stock Plan for Directors, Officers and Consultants		S-8		10.1	06/13/06
10.2	2007 Stock Incentive Plan		8-K		10.2	12/28/06
10.3	Distribution Agreement dated March 15, 2007 between Havoc Distribution, Inc. and Black Dog Distributors, Inc.		10-KSB	12/31/06	10.3	04/13/07
10.4	Asset Purchase Agreement dated January 26, 2006 by and between Andre Nicholson and Maro Asce and Havoc Distribution, Inc.		10-KSB	12/31/06	10.3	04/13/07
14.1	Code of Ethics dated November 28, 2006		8-K		14.1	12/28/06
21	Subsidiaries of Registrant		10-KSB	12/31/06	10.3	04/13/07
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15a-14(a)	*
32.1	Certification of Chief Executive Officer Pursuant to 18 USC Secion 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

Dated: May 17, 2007	By: /s/CAREY KENT WILLIAMS
Carey Kent Williams, Chief Executive Officer