Form 10QSB/A
period 2007-03-31
AMERICAN ENTERPRISE DEVELOPMENT CORP
filed 2007-05-22
CIK 1136725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
AMENDMENT NO. 1

(Mark One)
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
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 47,913,331 shares of common stock, par value $0.0003, as of May 8, 2007.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
AND CONSOLIDATED SUBSIDIARIES A DEVELOPMENT STAGE ENTERPRISE
REPORT ON FORM 10-QSB/A AMENDMENT NO. 1
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
BALANCE SHEETS AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

ASSETS	March 31, 2007 (unaudited)	December 31, 2006 (audited)
Cash in bank	$ 43,806	$ 29,273
Accounts receivable, net of allowances	27,910	8,226
Due from related parties	333,739	358,984
Inventories	214,281	204,440
Prepaid expenses	635,916	498,605
Total current assets	1,255,652	1,099,528

Equipment, net of depreciation of $4,893 and $3,420	40,693	35,437
Investment in subsidiary	-	10,800
Deferred financing costs, net of amortization of $104,801 and $72,248	198,996	189,706
Intangibles - goodwill	132,000	132,000
Total non-current assets	371,689	367,943
TOTAL ASSETS	$ 1,627,341	$ 1,467,471

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
BALANCE SHEETS (Continued) AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

LIABILITIES AND SHAREHOLDERS' DEFICIT
Accounts payable and accrued liabilities	2,455,030	1,278,831
Short term notes payables and accrued interest	103,467	-
Accrued payroll and related liabilities	85,224	44,235
Total current liabilities	2,643,721	1,323,066

Notes and debentures payable, including accrued interest of $192,559 and $133,282	3,220,343	2,746,765
Notes payable, shareholders	7,500	17,500
Total non-current liabilities	3,227,843	2,764,265
TOTAL LIABILITIES	$ 5,871,564	$ 4,087,331

SHAREHOLDERS' (DEFICIT)/EQUITY
Capital stock, $0.0003 par value, 100 million shares authorized, 47,663,331 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	$ 14,299	$ 14,299
Additional paid in capital	335,976	335,901
Deficit from prior operations	(703,181)	(703,181)
Accumulated development-stage deficit	(3,891,242)	(2,266,879)
Total shareholders' deficit	(4,244,223)	(2,619,860)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 1,627,341	$ 1,467,471

The accompanying notes are an integral part of these financial statements.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
AND INCEPTION (JANUARY 1, 2006) TO MARCH 31, 2007
(unaudited)

	Three Months Ended March 31,		Inception (1/1/06) to March 31, 2007
	2007	2006
REVENUES AND GROSS MARGINS
Product sales	42,224	-	60,894
Cost of product sales	12,846	-	21,454
Gross margin on sales	29,378	-	39,440

OPERATING EXPENSES
Payroll and related expenses	185,695	36,000	580,506
Promotional expenses	1,170,341	-	2,550,796
General and administrative	84,662	18,765	300,472
Legal and professional	102,719	18,591	196,932
Amortization of debt issuance costs	32,553	1,160	104,801
Depreciation expense	1,474	-	4,798
Total operating expenses	1,577,444	74,516	3,738,305

Equity in loss of subsidiary	10,800	-	25,000

OPERATING LOSS	(1,588,866)	(74,516)	(3,723,865)

OTHER INCOME AND EXPENSE
Interest expense	(70,399)	(1,317)	(211,803)
Other income	4,902	391	44,426
Total other income and expense	(65,497)	(926)	(167,377)

NET LOSS	(1,624,363)	(75,442)	(3,891,242)

Net loss per share, basic and fully diluted	$ (0.03)	$ (0.00)	$ (0.08)

Weighted average shares outstanding	47,785,392	45,000,000	47,589,301

The accompanying notes are an integral part of these financial statements.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
STATEMENT OF SHAREHOLDERS' EQUITY FROM INCEPTION TO MARCH 31, 2007 (unaudited)

	No. of Shares	Total Paid in Capital (1)	Development Stage Deficit	Deficit From Prior Operations	Total
Balance at inception, 1/1/06	-	$ -	$ -	$ -	$ -
Founders' shares	39,000,000	-			-
Acquisition of Havoc Worldwide, LLC	6,000,000	-			-
Inventory contribution		11,130			11,130
Havoc shares converted to AEDC shares 3:1	2,663,331	339,070			339,070
Net loss			(2,266,879)	(703,181)	(2,970,060)
Balance, 12/31/06	47,663,331	350,200	(2,266,879)	(703,181)	(2,619,860)

Entries for the three months ended March 31, 2007

Shares issued for services	-	-			277,500
Net loss			(1,624,363)		(1,624,363)
Balance, 03/31/07	47,663,331	350,200	(3,891,242)	(703,181)	(4,244,223)

(1) Total Paid in Capital includes common stock and additional paid in capital

The accompanying notes are an integral part of these financial statements.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
AND INCEPTION (JANUARY 1, 2006 TO MARCH 31, 2007)
(unaudited)

	Three Months Ended March 31,		Inception (1/1/06) to March 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES	$ (1,624,363)	$ (75,442)	$ (3,891,242)
Net loss

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	34,026	1,160	109,694
Common stock issued for services	-	13,000	-

Change in operating assets and liabilities:
Prepaid expenses	(137,311)	-	(635,917)
Inventories	(9,841)	-	(210,151)
Accounts receivable	(19,684)	-	(27,910)
Accounts payable and accrued liabilities	1,217,188	108,500	2,479,968
Interest payable	39,291	1,317	149,082
Effect of investment in Dynamic Distribution	10,800	-	-

Net cash provided by / (used in) operating activities	(489,894)	48,535	(2,039,900)

CASH FLOWS FROM INVESTING ACTIVITIES
Receipts from / (loans to) related parties	30,000	(25,000)	(328,984)
Purchases of equipment	(6,730)	-	(45,586)
Purchase of Havoc Worldwide	-	(120,000)	(120,000)
Cash acquired upon Havoc merger			93,462

Net cash provided from or (used in) investing activities	23,270	(145,000)	(401,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debenture offering, net of finance costs	391,157	266,154	2,344,203
Shareholder loans made or (retired)	(10,000)	-	7,500
Proceeds from notes payable	100,000	-	133,111

Net cash provided from financing activities	481,157	266,154	2,484,814

Net change in cash and cash equivalents	14,533	169,689	43,806

Cash and cash equivalents, beginning of period	29,273	-	-

Cash and cash equivalents, end of period	$ 43,806	$ 169,689	$ 43,806

The accompanying notes are an integral part of these financial statements.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

American Enterprise Development Corporation ("AEDC", "the Company", "we" or "us") has currently one wholly owned subsidiary, Havoc Distribution, Inc. ("Havoc").

Havoc develops, markets, sells and distributes energy drinks under the Havoc(r) brand name and under the brand names of sports conferences, franchises and teams that it sponsors. Havoc currently has licenses covering college sports conferences, sports franchises and other affinity groups. Havoc is also planning to develop "alternative" beverage category drinks and "functional drinks", such as ready-to-drink iced tea and water.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information
The accompanying consolidated financial statements of American Enterprise Development Corporation have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006. In management's opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements as of and for the three months ended March 31, 2007 are not necessarily indicative of the results which can be expected for the entire year.

Basis of Presentation
The consolidated financial statements include the accounts of American Enterprise Development Corporation and its wholly owned subsidiary, Havoc Distribution, Inc. Significant inter-company accounts and transactions have been eliminated. We have a 35% interest in Dynamic Distribution, Inc., which we account for by the equity method.

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

License Costs
We have entered into several agreements with sports organizations that give us the right to use the organization's name on our product and to conduct certain promotional activities at their sports venues. The costs of these licenses are capitalized when the payment comes due and are amortized over the applicable sports season.

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

NOTE 3 - GOING CONCERN

As shown in the accompanying consolidated financial statements, we incurred recurring losses from continuing operations of $3,891,242 since our inception in January 2006. Additionally, we have consumed $2,039,900 of cash from our operations. This condition creates an uncertainty as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock either through private placements or public offerings, as well as seeking other sources of funding. There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain the additional financing through private placements or public offerings to support the operations of Havoc. If these funds are not available, we may not continue our operations or execute our business plan. The conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

At this time it is not possible to estimate the amount, if any, of additional debentures that might be sold or the amount of future proceeds, if any, that might be distributed to and received by the Company. In the event the Company does not sell the entire $12 million of debentures, the operations of the Company will be limited, which could affect the Company's ability to execute its business plan. The holders of these debentures may convert their debentures into shares of common stock on the basis of $3.34 per share at any time prior to the repayment of the debenture by the Company. The Company will not receive any cash proceeds from a conversion of debentures to common stock. The holders of debentures have the option to be paid interest monthly or have the interest compounded semi-annually and paid at maturity. Although the Company has set aside 1,200,000 shares of its common stock for possible conversion of the debentures, as of March 31, 2007, none of the debenture holders have chosen to convert any of their debentures into shares of common stock.

Item 2 - Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

The following is provided to supplement, and should be read in conjunction with, our financial statements and the accompanying notes included in our Form 10-KSB as of December 31, 2006. This Report on Form 10-QSB contains "forward-looking statements" relating to American Enterprise Development Corporation. These forward-looking statements represent management's current expectations or beliefs, including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and competition, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

Business Overview

We develop, market and distribute energy drinks under the Havoc(r) brand names and under the brand names of various sports conferences, franchises and teams that we sponsor. We license the right to co-brand with these established sports brands and market to their fan base. Energy drink consumers consist largely of young, active consumers under 40 years of age. We target young, active sports fans, athletes and the youth and college markets with our co-branding strategy because we believe these consumers are already sold on their sports teams.

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

Results of Operations - Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenue

Revenue for the three months ended March 31, 2007 was $42,224 compared to $0.00 for the three months ended March 31, 2006. The Company began operations in January of 2007 and did not have any product sales during its first quarter of operations. Revenue increased in 2007 due to an increase in the number of the direct sales as compared to no sales for the same period in 2006.

Gross Margin

Total cost of revenue increased to $12,846 for the three months ended March 31, 2007 from $0.00 reported for the three months ended March 31, 2006, due to the fact that the Company began selling its products during the fourth quarter of 2006. For the period ended March 31, 2007, a gross margin of $29,378, or 69.6%, of revenue was reported compared to a $0.00 gross margin reported in the same period of 2006.

Operating Expenses

Operating expenses for the three months ended March 31, 2007 were $1,577,444 versus $74,516 for the three months ended March 31, 2006, an increase of $1,502,928. Increases in promotional expenses, payroll expenses and legal and professional expenses incurred in connection with the development of the Company's business were the principal reasons for this increase.

Promotional expenses for the three months ended March 31, 2007 were $1,170,341 compared to $0.00 for the same period in 2006. These expenses are the direct result of license agreements the Company has entered into in connection with the promotion of its products.

Payroll and related expenses incurred during the three months ended March 31, 2007 were $185,695 compared to $36,000 during the same period for 2006, an increase of $149,695 due to an increase in the number of employees and consultants used to implement the Company's business plan.

General and administrative expenses incurred during the three months ended March 31, 2007 were $84,662 compared to $18,765 during the same period for 2006, an increase of $65,897, which was primarily due to an increase in administrative costs incurred in order to implement the Company's business plan.

In addition, legal and professional costs for the three months ended March 31, 2007 were $102,719, which was an increase of $84,128 compared to the corresponding period of 2006. The increase in 2007 is directly related to legal and accounting fees required for compliance with various regulatory filings and other business contracts.

Amortization of debt issuance costs increased to $32,553 during the three months ended March 31, 2007 compared to $1,160 for the same period in 2006. The foregoing increase is a direct result of having $2,648,000 in debentures outstanding at March 31, 2007 compared to $294,000 in debentures outstanding at March 31, 2006.

Net Loss

The net loss for the three months ended March 31, 2007 of $1,624,363 compared to a net loss of $75,442 for the same period in 2006 is due to the net effect of the increase in gross margins of $29,378 and significant increase in operating expenses of $1,502,928 as explained above

Liquidity and Capital Resources

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

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 3. Controls and Procedures

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

Our Chief Executive Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company. As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. The CEO has concluded that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) do not adequately meet intended objectives and are not effective as of March 31, 2007. This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. We understand the importance of strong internal controls and procedures and are currently in the process of developing a plan to address these issues.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

On January 31, 2007, the Company held a special meeting of its shareholders. The results of this meeting and corresponding disclosure are set forth in Item 4 of the Company's Annual Report on Form 10-KSB filed on April 13, 2007, and incorporated herein by reference.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit Index

Exhibit No.	Description
2.1	Stock Exchange Agreement dated May 16, 2006, between American Enterprise Development Corporation and Selling Shareholders of Havoc Distribution, Inc. (1)
3.1	Amended Articles of Incorporation (2)
3.2	Bylaws (3)
10.1	2006 Stock Plan for Directors, Officers and Consultants (4)
10.2	2007 Stock Incentive Plan* (2)
10.3	Distribution Agreement, dated as of March 15, 2007, between Havoc Distribution, Inc. and Black Dog Distributors, L.L.C. (5)
10.4	Asset Purchase Agreement, dated January 26, 2006, by and between Andre Nicholson, Marco Arce and Havoc Distribution, Inc. (5)
31	Rule 13a-14(a)/15a-14(a) Certifications of Chief Executive Officer and Chief Accounting Officer (6)
32	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
------
*	Designates a management contract or compensatory plan required to be filed as an Exhibit to this Quarterly Report on Form 10-QSB
(1)	Incorporation by reference from the Company's Current Report on Form 8-K dated May 23, 2006 (File No. 000-50526)
(2)	Incorporated by reference from the Company's Current Report on Form 8-K dated December 28, 2006 (File No. 811-21607)
(3)	Incorporated by reference from the Company's Registration Statement on Form SB-2 dated August 6, 2001 (File No. 333-66936)
(4)	Incorporated by reference from the Company's Registration Statement on Form S-8 dated June 13, 2006 (File No. 333-134966)
(5)	Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (File No. 000-50526).
(6)	Filed herewith.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this Amendment No. 1 to its Report on Form 10-QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
Date: May 21, 2007	By: /s/ Carey Kent Williams
Carey Kent Williams Chief Executive Officer and Chief Accounting Officer