Form 10QSB
period 2007-06-30
AMERICAN ENTERPRISE DEVELOPMENT CORP
filed 2007-08-21
CIK 1136725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 53,752,437 shares of common stock, par value $0.0003, as of August 15, 2007.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
REPORT ON FORM 10-QSB
For the Quarterly Period Ended June 30, 2007

CONTENTS
PART I FINANCIAL INFORMATION
Item 1 - Financial Statements
Item 2 - Management's Discussion and Analysis or Plan of Operation
PART II - OTHER INFORMATION
Item 1 - Legal Proceedings
Item 2 - Changes in Securities
Item 3 - Defaults Upon Senior Securities
Item 4 - Submission of Matters to a Vote of Security Holders
Item 5 - Other Information

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
BALANCE SHEETS AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

	June 30, 2007 (unaudited)	December 31, 2006 (unaudited)
ASSETS
Cash in bank	$ 51,359	$ 29,273
Accounts receivable, net of allowances	73,456	8,226
Due from related parties	333,739	358,984
Inventories	201,697	204,440
Prepaid expenses	157,759	498,605
Total current assets	818,010	1,099,528

Equipment, net of depreciation of $6,366 and $3,420	55,675	35,437
Investment in subsidiary	-	10,800
Deferred financing costs, net of amortization of $144,801 and $72,248	169,066	189,706
Intangibles - goodwill	132,000	132,000
Total non-current assets	356,741	367,943

TOTAL ASSETS	$ 1,174,751	$ 1,467,471

LIABILITIES AND SHAREHOLDERS' DEFICIT
Accounts payable and accrued liabilities	3,037,417	1,278,831
Short term notes payables and accrued interest	429,226	-
Accrued payroll and related liabilities	12,889	44,235
Short term portion of long term liabilities	1,593,000	-
Total current liabilities	5,072,532	1,323,066

Notes and debentures payable, including accrued interest of $234,943 and $133,282, net of short-term portion.	1,733,151	2,746,765
Notes payable, shareholders	8,500	17,500
Total non-current liabilities	1,741,651	2,764,265

TOTAL LIABILITIES	$ 6,814,183	$ 4,087,331

SHAREHOLDERS' (DEFICIT)/EQUITY

Capital stock, $0.0003 par value, 100,000,000 shares authorized, 53,752,437 and 47,663,661 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	$ 16,126	$ 14,299
Additional paid in capital	1,237,095	335,901
Deficit from prior operations	-	(703,181)
Accumulated development-stage deficit	(6,892,653)	(2,266,879)
Total shareholders' deficit	(5,639,432)	(2,619,860)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 1,174,751	$ 1,467,471

The accompanying notes are an integral part of these financial statements.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
AND INCEPTION (JANUARY 1, 2006) TO JUNE 30, 2007
(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,		Inception (1/1/06) to June 30, 2007
	2007	2006	2007	2006
REVENUES AND GROSS MARGINS
Product sales	177,981	-	135,757	-	196,651
Cost of product sales	109,986	-	97,140	-	118,594
Gross margin on sales	67,995	-	38,617	-	78,057

OPERATING EXPENSES
Payroll and related expenses	1,769,450	128,000	1,583,755	92,000	2,164,261
Promotional expenses	2,324,562	734	1,154,221	734	3,705,017
General and administrative	156,979	35,266	72,317	20,312	372,789
Legal and professional	156,547	12,046	53,828	12,046	250,760
Amortization of debt issuance costs	40,000	1,160	7,447	-	112,248
Depreciation expense	2,947	640	1,473	640	6,271
Total operating expenses	4,450,485	177,846	2,873,041	125,732	6,611,346
Equity in loss of subsidiary	10,800	-	-	-	25,000

OPERATING LOSS	(4,393,290)	(177,846)	(2,834,424)	(125,732)	(6,558,289)

OTHER INCOME AND EXPENSE
Interest expense	(237,478)	(1,317)	(167,079)	-	(378,882)
Other income	4,994	-	92	-	44,518
Total other income and expense	(232,484)	(1,317)	(166,987)	-	(334,364)

NET LOSS	(4,625,774)	(179,163)	(3,001,411)	(125,732)	(6,892,653)

Net loss per share, basic and fully diluted	$ (0.09)	$ (0.00)	$ (0.06)	$ (0.00)	$ (0.15)

Weighted average shares outstanding	48,884,360	44,817,703	49,394,134	46,287,764	47,128,897

The accompanying notes are an integral part of these financial statements.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
STATEMENT OF SHAREHOLDERS' EQUITY FROM INCEPTION TO JUNE 30, 2007
(unaudited)

	Date	No. of Shares	Common Stock	Additional Paid In Capital	Total Paid in Capital	Develop. Stage Deficit	Deficit From Prior Operations	Total
Balance at inception	01/01/06	-	$ -	$ -	$ -	$ -	$ -	$ -
Founders' shares	01/01/06	39,000,000	11,700	(11,700)	-			-
Acquisition of Havoc Worldwide, LLC	01/26/06	6,000,000	1,800	(1,800)	-			-
Inventory contribution			11,130	11,130				11,130
Havoc shares converted to AEDC shares 3:1	05/17/06	2,663,331	799	338,271	339,070			339,070
Net loss						(2,266,879)	(703,181)	(2,970,060)
Balance, 12/31/06		47,663,331	14,299	335,901	350,200	(2,266,879)	(703,181)	(2,619,860)

Shares issued:
For services	04/13/07	250,000	75		75			75
For services	05/23/07	1,892,856	568	567,289	567,857			567,857
For board compensation	06/12/07	1,305,000	392	325,859	326,250			326,250
For services	06/12/07	2,101,250	630	524,683	525,313			525,313
For bridge loan incentive	06/20/07	540,000	162	151,038	151,199			151,199
Reclassification of prior operations deficit				(703,181)	(703,181)		703,181	-
Options and warrants issued in connection with bridge loan			-	35,507	35,508			35,508
Net loss						(4,625,774)		(4,625,774)

Balance, 06/30/07		53,752,437	16,126	1,237,095	1,253,221	(6,892,653)	-	(5,639,432)

The accompanying notes are an integral part of these financial statements.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
AND INCEPTION (JANUARY 1, 2006 TO JUNE 30, 2007
(unaudited)

	Six Months Ended June,		Inception (1/1/06)
	2007	2006	to June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,625,774)	$ (179,163)	$ (6,892,653)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	76,949	1,801	152,617
Common stock issued for services	1,093,245	-	1,093,245
Commons stock issued for board compensation	326,251	-
Warrants issued in connection with bridge loan	35,507	-

Change in operating assets and liabilities:
Prepaid expenses	340,846	(66,766)	(157,760)
Inventories	2,743	-	(197,567)
Accounts receivable	(65,230)	-	(73,456)
Accounts payable and accrued liabilities	1,727,240	(4,410)	2,990,020
Interest payable	103,607	1,318	199,974
Effect of investment in Dynamic Distribution	10,800	-	-
Net cash provided by / (used in) operating activities	(973,816)	(247,221)	(2,885,580)

CASH FLOWS FROM INVESTING ACTIVITIES
Receipts from / (loans to) related parties	21,000	(335,628)	(337,984)
Purchases of capital assets	(23,185)	(7,685)	(62,041)
Purchase of Havoc Worldwide		(113,000)	(120,000)
Cash acquired upon Havoc merger			93,462
Net cash provided from or (used in) investing activities	(2,185)	(456,313)	(426,563)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debenture offering, net of finance costs	431,087	1,301,757	2,384,133
Shareholder loans made or (retired)			17,500
Proceeds from notes payable	630,000		663,111
Payments on notes payable	(63,000)

Net cash provided from financing activities	998,087	1,301,757	3,064,744

Net change in cash and cash equivalents	22,086	598,223	51,359
Cash and cash equivalents, beginning of period	29,273	-	-
Cash and cash equivalents, end of period	$ 51,359	$ 598,223	$ 51,359

The accompanying notes are an integral part of these financial statements.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

American Enterprise Development Corporation ("AEDC", "the Company", "we" or "us") has currently one wholly owned subsidiary, Havoc Distribution Inc. ("Havoc").

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

Presentation of Interim Information
The accompanying consolidated financial statements of American Enterprise Development Corporation have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006. In management's opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements as of and for the six months ended June 30, 2007 are not necessarily indicative of the results which can be expected for the entire year.

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, we incurred recurring losses from continuing operations of $6,892,653 since our inception in 2006. Additionally, we have consumed $2,885,580 of cash from our operations. This condition creates an uncertainty as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock either through private placements or public offerings, as well as seeking other sources of funding. There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain the additional financing through private placements or public offerings to support the operations of Havoc. If these funds are not available, we may not continue our operations or execute our business plan. The conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 3 - CONVERTIBLE DEBENTURES PAYABLE

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

As a result, the Company, at its option, may redeem these debentures at any time prior to the maturity date. As of June 30, 2007, the Company had subscriptions pursuant to the PPM totaling $2,698,000, of which $2,228,602 were considered net cash proceeds (net of interest payment hold back, costs paid to the broker-dealer, and other costs) and were used for operating purposes by the Company.

At this time it is not possible to estimate the amount, if any, of additional debentures that might be sold or the amount of future proceeds, if any, that might be distributed to and received by the Company. In the event the Company does not sell the entire $12 million debenture or obtain other forms of financing, the operations of the Company will be limited, which could affect the Company's ability to execute its business plan. The holders of these debentures may convert their debentures into shares of common stock on the basis of $3.34 per share at any time prior to the repayment of the debenture by the Company. The Company will not receive any cash proceeds from a conversion of debentures to common stock. The holders of debentures have the option to be paid interest monthly or have the interest compounded semi-annually and paid at maturity. Although the Company has set aside 1,200,000 shares of its common stock for possible conversion of the debentures, as of June 30, 2006, none of the debenture holders have chosen to convert any of their debentures into shares of common stock.

As of June 30, 2007, of the $2,698,000 outstanding amount of these debentures, $1,593,000 have a maturity date of one year or less and are reported as a current liability under the title "Short term portion of long term liabilities".

NOTE 4 - NOTES PAYABLE

Notes Inherited During the Reverse Merger

In May, 2006, the Company effected a reverse merger with Havoc Distribution, Inc. As part of this transaction, we assumed several notes that existed before the merger.

We assumed a note to the Internet Business Factory in the amount of $250,097 and accrued interest of $41,423. The note bears interest at 6% annually and originally matured in June, 2004, but has been extended through January 1, 2007. The note is now in default. Subsequent to our assumption of the note, we have accrued an additional $20,198 of interest.

We also assumed a non-interest bearing note payable to a previous shareholder in the amount of $43,111.

Notes Made Subsequent to the Reverse Merger

On June 2, 2006, the Company issued a note in the amount of $100,000, bearing interest at 10% annually and maturing on June 2, 2007, and an incentive of 200,000 shares to the Martin Trust, an entity related to one of our board members, in exchange for $100,000 cash. We have accrued $12,899 of interest on this note and have made one payment of $5,000. As of June 30, 2007, the note has not been extended and was in default.

On February 7, 2007 we issued a note to Hepplewhite Corporation in the amount of $100,000 in exchange for cash. The note bears interest at 10%, with interest and principal due June 30, 2007. We have made no payments on this note. As of June 30, 2007 note had not been extended and was in default.

On April 13, 2007, we issued two notes to two individuals in exchange for $50,000 in cash each. The notes bear interest at 10% and are due August 11, 2007. We have made payments of $18,000 on these notes and have accrued interest of $1,777.

On June 25, 2007, we issued a note to Xnergy Capital Fund I, LLC for $150,000 bearing interest at 12% and which matures on December 25, 2007, in exchange for $150,000 cash. We also issued certain members of Xnergy 540,000 shares of our common stock as an incentive to make the loan. These incentive shares issued were valued at $151,200 are recorded as a discount on the carrying value of the note which we amortize over the life of the note.  Also, as part of this transaction, we issued warrants to these members of Xnergy as decscibed in Note 5.

On June 30, 2007, we issued a note in the amount of $280,000 to Gale Force Sports in order to avoid cancellation of a marketing contract that we have with the Carolina Hurricanes. The note bears interest at 8% per year and contains a payment schedule as follows: $56,000 due on August 31, 2007, September 30, 2007, October 31, 2007 and November 30, 2007.

NOTE 5 - OPTIONS AND WARRANTS

On June 25, 2007, we also awarded warrants to certain members of Xnergy Capital Fund I, LLC as additional incentives to make our $150,000 bridge loan (see note 5). The warrants have an exercise price of $0.28 and expire June 24, 2012. We valued these options using the Black-Scholes model using the following assumptions: risk-free rate of 4.92%, a stock volatility of 121.9%, computed using an average of similar companies' volatilities and a 5-year term. We valued these warrants at $35,583 and are included in interest expense. As of June 30, 2007, none of these warrants have been exercised.

NOTE 6 - COMMON STOCK

April 13, 2007, we issued 250,000 shares of restricted common stock to consultants for services. These shares were valued at their par value of $75 in these financial statements.

On May 23, 2007, we issued 1,892,856 restricted shares to a consulting firm related to our financing agreement with Dutchess Private Equities Fund, Ltd. We valued these shares at $567,857 and are included in "Payroll and Related Expenses".

On June 12, 2007, we issued 1,305,000 restricted shares as compensation to members of our board of directors. We valued these shares at $326,250 and are included in "Payroll and Related Expenses".

Also on June 12, 2007, we issued 2,101,250 restricted shares to various consultants for services rendered to the Company. We valued these shares at $525,313 and are included in "Payroll and related expenses".

On June 20, 2007, we issued 540,000 restricted shares to certain members of Xnergy Capital Fund I, LLC as an incentive to make us a bridge loan in the amount of $150,000 (see note 5). We valued these shares at $151,200 which we have accounted for as a discount on the loan to be amortized over the life of the loan.

Item 2 - Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This prospectus contains "forward-looking statements" relating to the Company. The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. Certain statements made in this prospectus may constitute forward-looking statements (within the meaning of Section 27.A of the Securities Act 1933, as amended, and Section 21.E of the Securities Exchange Act of 1934, as amended) regarding the expectations of management with respect to revenues, profitability, and adequacy of funds from operations, among other things. All statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future including statements related to new products, volume growth, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements within the meaning of the Act. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements.

These forward-looking statements are subject to many risks and uncertainties, many of which are outside our control, that could cause actual results and events to differ materially from the statements made herein. Some, but not all, of these risks and uncertainties include:

*	Our limited operating history and current going concern report;
*	Our ability to implement adequate disclosure controls and procedures and internal controls over financial reporting;
*	Our need to raise capital to implement our business plan and establish our operations;
*	Competitive products and pricing pressures and our ability to gain our share of sales in the marketplace as a result of actions by competitors;
*	Decreased demand for our products resulting from changes in consumer preferences;
*	Seasonality of sales;
*	Our ability to maintain and build a brand image for Havoc(tm) products;
*	Changes in any federal, state or local rules and regulations that govern our products;
*	Our ability to maintain key executive officers;
*	Managing our growth and resources;
*	The effectiveness of our advertising, marketing and promotional programs;
*	Production risks or limitations on our production capacity and capabilities;
*	Our ability to maintain good relationships with independent distributors and customers of our products;
*	Our ability to accurately anticipate future demand for our products and maintain adequate inventory levels;
*	Changes in the costs and availability of raw materials and the ability to maintain favorable supply arrangements and relationships and procure timely and/or adequate production of all or any of our products;
*	Increases in fuel and freight costs;
*	Possible recalls of our products;
*	Unilateral decisions by distributors, convenience chains, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying any of our products that they are carrying at any time;
*	Our inability to adequately protect our intellectual property; and
*	Volatility of stock prices may restrict sales or other opportunities.

The foregoing list of important factors and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission is not exhaustive.  Those factors and the other risk factors described in our Report on Form 10-KSB for the period ended December 31, 2006 are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, our actual results could be materially different from the results described or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

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

We intend to use Havoc's brand strategy to drive our growth. As part of our branding strategy, we have elected to focus on co-branding agreements with groups that have established a strong fan base in order to allow us to market the Havoc(tm) energy drink in connection with these popular brand names. Because these sports brands already have a strong following, we expect to capture consumers' interest at a lower marketing cost than if we directly marketed these consumers without any sports brand affiliations. We believe that the flavor and characteristics of the Havoc(tm) products are superior to our competitors, and thus, we believe we can increase our market share quickly through our branding strategy.

To facilitate our branding strategy, we are continuing to actively enter into licensing arrangements with affinity groups and sports teams. In addition, we have access to manufacturers who are able produce private labels of our products in smaller case lots to fit the needs of individual or smaller markets, including smaller colleges and universities.

Liquidity and Capital Resources

As of June 30, 2007, we had $51,359 in cash and $5,072,532 in current liabilities and our total current liabilities of $5,072,532 exceeds our current assets of $818,010 for a net deficit working capital of $4,254,522. At December 31, 2006, our current liabilities of $1,323,066 exceeded our current assets of $1,099,525 for a net deficit working capital of only $223,538. This large change is principally due to payments coming due on our obligations with our sports team sponsors which we are currently not able to service.

For the six months ended June 30, 2007, we consumed $973,816 of cash in operating activities and we are in default on several notes. We funded this activity by issuing new notes and debentures payable, the proceeds of which amounted to $1,061,087 for the six months ended June 30, 2007.

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

Results of Operations Three Months Ended June 30, 2007 versus Three Months Ended June 30, 2006

Revenue for the three months ended June 30, 2007 was $135,757 compared to $0.00 for the three months ended June 30, 2006. The Company began its operations, as currently conducted, in January of 2007 and did not have any product sales during its first quarter of operations. Revenue increased in 2007 due to an increase in the number of the direct sales as compared to no sales for the same period in 2006.

Gross Margin

Total cost of revenue increased to $97,140 for the three months ended June 30, 2007 from $0.00 reported for the three months ended June 30, 2006, due to the fact that the Company began selling its products during the fourth quarter of 2006. For the period ended June 30, 2007, a gross margin of $38,617, or 28.4% of revenue, was reported compared to a $0.00 gross margin reported in the same period of 2006.

Operating Expenses

Operating expenses for the three months ended June 30, 2007 were $2,873,041 versus $125,732 for the three months ended June 30, 2006, an increase of $2,747,309. Increases in promotional expenses, payroll expenses and legal and professional expenses incurred in connection with the development of the Company's business were the principal reasons for this increase.

Promotional expenses for the three months ended June 30, 2007 were $1,154,221 compared to $734 for the same period in 2006. These expenses are the direct result of license agreements the Company has entered into in connection with the promotion of its products.

Payroll and related expenses incurred during the three months ended June 30, 2007 were $1,583,755 compared to $92,000 during the same period for 2006, an increase of $1,491,755 due to an increase in the number of employees and consultants used to implement the Company's business plan and to the issuance of stock during the second quarter of fiscal year 2007 for consulting services, directors fees and related expenses.

General and administrative expenses incurred during the three months ended June 30, 2007 were $72,317 compared to $20,312 during the same period for 2006, an increase of $52,005, which was primarily due to an increase in administrative costs incurred in order to implement the Company's business plan.

In addition, legal and professional costs for the three months ended June 30, 2007 were 53,828, which was an increase of $41,782 compared to the corresponding period of 2006. The increase in 2007 is directly related to legal and accounting fees required for compliance with various regulatory filings and other business contracts.

Amortization of debt issuance costs increased to $117,447 during the three months ended June 30, 2007 compared to $0 for the same period in 2006. The foregoing increase is a direct result of having $2,648,000 in debentures outstanding at June 30, 2007.

Net Loss

The net loss for the three months ended June 30, 2007 of $3,001,411 compared to a net loss of $125,732 for the same period in 2006 is due primarily to the significant increase in operating expenses of $2,747,309 as explained above.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenue for the six months ended June 30, 2007 was $177,981 compared to $0.00 for the six months ended June 30, 2006. The Company began its operations, as currently conducted, in January of 2007 and did not have any product sales during its first quarter of operations. Revenue increased in 2007 due to an increase in the number of the direct sales as compared to no sales for the same period in 2006.

Total cost of revenue increased to $109,986 for the six months ended June 30, 2007 from $0.00 reported for the six months ended June 30, 2006, due to the fact that the Company began selling its products during the fourth quarter of 2006. For the period ended June 30, 2007, a gross margin of $67,995, or 38.2% of revenue, was reported compared to a $0.00 gross margin reported in the same period of 2006.

Operating Expenses

Operating expenses for the six months ended June 30, 2007 were $4,450,485 versus $177,846 for the six months ended June 30, 2006, an increase of $4,272,639. Increases in promotional expenses, payroll expenses and legal and professional expenses incurred in connection with the development of the Company's business were the principal reasons for this increase.

Promotional expenses for the six months ended June 30, 2007 were $2,324,562 compared to $734 for the same period in 2006. These expenses are the direct result of license agreements the Company has entered into in connection with the promotion of its products.

Payroll and related expenses incurred during the six months ended June 30, 2007 were $1,769,450 compared to $128,000 during the same period for 2006, an increase of $1,641,450 due to an increase in the number of employees and consultants used to implement the Company's business plan and to the issuance of stock during the second quarter of fiscal year 2007 for consulting services, directors fees and related expenses.

General and administrative expenses incurred during the six months ended June 30, 2007 were $156,979 compared to $35,266 during the same period for 2006, an increase of $121,713, which was primarily due to an increase in administrative costs incurred in order to implement the Company's business plan.

In addition, legal and professional costs for the six months ended June 30, 2007 were 156,547, which was an increase of $12,046 compared to the corresponding period of 2006. The increase in 2007 is directly related to legal and accounting fees required for compliance with various regulatory filings and other business contracts.

Amortization of debt issuance costs increased to $40,000 during the six months ended June 30, 2007 compared to $1,160 the same period in 2006. The foregoing increase is a direct result of having $2,648,000 in debentures outstanding at June 30, 2007.

Net Loss

Our interest expense increased from $70,399 in the first quarter to $237,478, principally due to a $35,583 charge resulting from warrants related to our Xnergy bridge loan.

The net loss for the six months ended June 30, 2007 of $4,625,774 compared to a net loss of $179,163 for the same period in 2006 is due primarily to the significant increase in operating expenses of $4,272,639 as explained above

Item 3 - Controls and Procedures

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

Our Chief Executive Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company. As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. The CEO has concluded that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) do not adequately meet intended objectives and are not effective as of June 30, 2007. This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. We understand the importance of strong internal controls and procedures and are currently in the process of developing a plan to address these issues.

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

Item 2 - Changes in Securities

Recent Sales of Unregistered Securities

April 13, 2007, we issued 250,000 shares of restricted common stock to consultants for services. These shares were values at their par value of $75 in these financial statements.

On May 23, 2007, we issued 1,892,856 restricted shares to a consulting firm related to our financing agreement with Dutchess Private Equities Fund, Ltd. We valued these shares at $567,857 and are included in "Payroll and Related Expenses".

On June 12, 2007, we issued 1,305,000 restricted shares as compensation to members of our board of directors. We valued these shares at $326,250 and are included in "Payroll and Related Expenses".

Also on June 12, 2007, we issued 2,101,250 shares to various consultants for services rendered to the Company. We valued these shares at $525,313 and are included in "Payroll and Related Expenses".

On June 20, 2007, we issued 540,000 restricted shares to certain members of Xnergy Capital Fund I, LLC as an incentive to make us a bridge loan in the amount of $150,000 (see note 5). We valued these shares at $151,200, which we have accounted for as a discount on the loan to be amortized over the life of the loan.

For each of the foregoing issuances, the Company relied on Section 4(2) of the Securities Act of 1933, as amended, as the basis for its exemption from registration. These transactions qualified for exemption from registration because (i) the securities were issued to sophisticated or accredited investors only; (ii) the Company did not engage in any general solicitation or advertising to market the securities; and (iii) the recipients received "restricted securities."

Item 3 - Defaults Upon Senior Securities

We are currently in default on the following notes payable:

Our note payable containing unpaid interest and principal to the Internet Business Factory of $311,668 which matured on January 1, 2007. Internet Business Factory has indicated its interest in extending its note with us until December 2, 2007. If an agreement if finalized, we will add all interest as of June 2, 2007 to the principal of the note and have interest accrue at the applicable interest rate on the total principal from June 2, 2007 until December 2, 2007.

Our note payable to the Martin Trust containing unpaid interest and principal of $105,917 which matured on June 2, 2007. The trustee of the Martin Trust has indicated its interest in extending its note with us until December 2, 2007. If an agreement if finalized, we will add all interest as of June 2, 2007 to the principal of the note and have interest accrue at the applicable interest rate on the total principal from June 2, 2007 until December 2, 2007.

Our note payable to Hepplewhite Corporation containing unpaid interest and principal of $65,000 which matured on June 30, 2007. Hepplewhite Corporation has indicated its interest in extending its note with us until December 2, 2007. If an agreement if finalized, we will add all interest as of June 2, 2007 to the principal of the note and have interest accrue at the applicable interest rate on the total principal from June 2, 2007 until December 2, 2007.

Item 4 - Submission of Matters to a Vote of Security Holders None.

None.

Item 5 - Other Information None.

None.

Item 6 - Exhibits

Exhibit No.	Description
3.1	Amended Articles of Incorporation (1)
3.2	Bylaws (2)
31	Rule 13a-14(a)/15a-14(a) Certifications of Chief Executive Officer and Chief Accounting Officer (3)
32	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

_________________

(1)  Incorporated by reference from the Company's Current Report on Form 8-K dated December 28, 2006 (File No. 811-21607)

(2)  Incorporated by reference from the Company's Registration Statement on Form SB-2 dated August 6, 2001 (File No. 333-66936)

(3)  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

Date:	08/20/07
Signature:	/s/ Carey Kent Williams
Carey Kent Williams, CEO and acting CAO

Exhibit Index

Exhibit No.	Description
3.1	Amended Articles of Incorporation (1)
3.2	Bylaws (2)
31	Rule 13a-14(a)/15a-14(a) Certifications of Chief Executive Officer and Chief Accounting Officer (3)
32	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

_________________

(1)  Incorporated by reference from the Company's Current Report on Form 8-K dated December 28, 2006 (File No. 811-21607)

(2)  Incorporated by reference from the Company's Registration Statement on Form SB-2 dated August 6, 2001 (File No. 333-66936)

(3)  Filed herewith