Form 10QSB
period 2007-09-30
AMERICAN ENTERPRISE DEVELOPMENT CORP
filed 2007-11-20
CIK 1136725

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 56,152,437 shares of common stock, par value $0.0003 as of November 1, 2007.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
REPORT ON FORM 10-QSB
For the Quarterly Period Ended September 30, 2007

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Financial Statements

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE BALANCE SHEETS

	September 30, 2007 (unaudited)	December 31, 2006
ASSETS
Cash in bank	$ 9,544	$ 29,273
Accounts receivable, net of allowances	66,581	8,226
Due from related parties	333,739	358,984
Inventories	164,131	204,440
Prepaid expenses	425,867	498,605
Total current assets	999,862	1,099,528

Equipment, net of depreciation of $8,330 and $3,420	54,586	35,437
Investment in subsidiary	-	10,800
Deferred financing costs, net of amortization of $187,188 and $72,248	127,176	189,706
Intangibles	132,000	132,000
TOTAL ASSETS	$ 1,313,624	$ 1,467,471
LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
Accounts payable and accrued liabilities	$ 4,051,155	$ 1,278,831
Short-term notes payables and accrued interest	522,545	-
Accrued payroll and related liabilities	182,784	44,235
Short-term portion of long-term liabilities	2,766,748	-
Total current liabilities	7,523,232	1,323,066

Notes and debentures payable, including accrued interest of $284,539 and $133,282, net of short-term portion	608,999	2,746,765
Notes payable, shareholders	63,509	17,500

TOTAL LIABILITIES	8,195,740	4,087,331

SHAREHOLDERS' DEFICIT

Common stock, $0.0003 par value, 100 million shares authorized, 54,952,437 and 47,663,661 shares issued and outstanding, respectively	16,486	14,299
Additional paid-in capital	1,521,314	335,901
Deficit from prior operations	-	(703,181)
Deficit accumulated during the development stage	(8,419,916)	(2,266,879)
Total shareholders' deficit	(6,882,116)	(2,619,860)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 1,313,624	$ 1,467,471

The accompanying notes are an integral part of these financial statements.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30,
2007 AND 2006
AND INCEPTION (JANUARY 1, 2006) TO SEPTEMBER 30, 2007
(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,		Inception to
	2007	2006	2007	2006	September 30, 2007
REVENUES AND GROSS MARGINS
Product sales	$ 283,275	$ 6,144	$ 105,294	$ 6,144	$ 301,945
Cost of product sales	157,601	2,874	47,615	2,874	166,209
Gross margin on sales	125,674	3,270	57,679	3,270	135,736
OPERATING EXPENSES
Payroll and related expenses	1,961,669	237,185	192,219	109,185	2,356,480
Promotional expenses	3,252,990	95,658	928,428	94,924	4,633,445
General and administrative	380,544	137,263	223,565	101,997	596,354
Legal and professional	181,916	44,537	25,369	32,491	276,129
Amortization of debt issuance costs	114,940	36,704	74,940	35,544	187,188
Depreciation expense	4,911	1,011	1,964	371	8,235
Total operating expenses	5,896,970	552,358	1,446,485	374,512	8,057,831
Equity in loss of subsidiary	10,800	-	-	-	25,000
OPERATING LOSS	(5,782,096)	(549,088)	(1,388,806)	(371,242)	(7,947,095)
OTHER INCOME AND EXPENSE
Interest expense	(376,015)	(85,182)	(138,537)	(83,865)	(517,419)
Other income	5,074	147	80	147	44,598
Total other income and expense	(370,941)	(85,035)	(138,457)	(83,718)	(472,821)
NET LOSS	$ (6,153,037)	$ (634,123)	$ (1,527,263)	$ (454,960)	$ (8,419,916)
Net loss per share, basic and fully diluted	$ (0.12)	$ (0.01)	$ (0.03)	$ (0.01)
Weighted average shares outstanding	50,465,635	45,780,195	53,993,741	48,937,098

The accompanying notes are an integral part of these financial statements.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
STATEMENT OF SHAREHOLDERS' DEFICIT FROM INCEPTION TO SEPTEMBER 30, 2007
(unaudited)

	Date	No. of Shares	Common Stock	Additional Paid In Capital	Development Stage Deficit	Deficit From Prior Operations	Total
Balance at inception	01/01/06	-	$ -	$ -	$ -	$ -	$ -
Founders' shares	01/01/06	39,000,000	11,700	(11,700)			-
Acquisition of Havoc Worldwide, LLC	01/26/06	6,000,000	1,800	(1,800)			-
Inventory contribution				11,130			11,130
Havoc shares converted to AEDC shares 3:1	05/17/06	2,663,331	799	338,271			339,070
Net loss					(2,266,879)	(703,181)	(2,970,060)
Balances, December 31, 2006		47,663,331	14,299	335,901	(2,266,879)	(703,181)	(2,619,860)
Shares issued:
For services	04/13/07	250,000	75				75
For services	05/23/07	1,892,856	568	567,290			567,858
	08/30/07	300,000	90	50,910			51,000
For board compensation	06/12/07	1,305,000	392	325,858			326,250
For services	06/12/07	2,101,250	630	524,683			525,313
For bridge loan incentive	06/20/07	540,000	162	151,037			151,199
Grants of options	07/01/07			58,240			58,240
	08/01/07			18,829			18,829
	09/01/07			24,635			24,635
Exercise of options	08/30/07	300,000	90	31,785			31,875
	09/21/07	300,000	90	49,910			50,000
	09/27/07	300,000	90	49,910			50,000
Reclassification of prior operations deficit				(703,181)		703,181	-
Options and warrants issued in connection with bridge loan				35,507			35,507
Net loss					(6,153,037)		(6,153,037)
Balances, September 30, 2007		54,952,437	$ 16,486	$ 1,521,314	$ (8,419,916)	$ -	$(6,882,116)

The accompanying notes are an integral part of these financial statements.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2007 AND 2006
AND INCEPTION (JANUARY 1, 2006 TO SEPTEMBER 30, 2007
(unaudited)

	Nine Months Ended September 30,		Inception to
	2007	2006	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss $	(6,153,037)	$ (630,448)	$ (8,419,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,975	37,811	120,643
Common stock issued for services	1,144,169	-	1,144,169
Commons stock issued for board compensation	326,250	-	326,250
Warrants issued in connection with bridge loan	35,583	-	35,583
Options issued for services	101,704		101,704

Change in operating assets and liabilities:
Prepaid expenses	72,738	(686,876	(425,868)
Inventories	40,309	211,299	(160,001)
Accounts receivable	(58,355)	6,144	(66,581)
Accounts payable and accrued liabilities	3,190,873	248,527	4,428,653
Interest payable	201,648	97,140	298,015
Effect of investment in Dynamic Distribution	10,800	-	25,000
Net cash used in operating activities	(1,042,343)	(1,151,289)	(2,592,349)

CASH FLOWS FROM INVESTING ACTIVITIES:
Receipts from / (loans to) related parties	-	(230,289)	(358,984)
Purchases of capital assets	(24,060)	(17,949)	(62,916)
Purchase of Havoc Worldwide	-	(120,000)	(120,000)
Cash acquired upon Havoc merger	-	-	93,462
Net cash used in investing activities	(24,060)	(275,115)	(448,438)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debenture offering, net of finance costs	430,590	1,666,970	2,383,636
Proceeds from shareholder loans	159,054	-	176,554
Principal payments on shareholder loans	(113,045)	-	(113,045)
Proceeds from short-term notes	501,200	-	534,311
Principal payments on short-term notes	(63,000)	-	(63,000)
Proceeds from exercise of options	131,875	-	131,875
Net cash provided by financing activities	1,046,674	1,666,970	3,050,331
Net change in cash and cash equivalents	(19,729)	240,566	9,544
Cash and cash equivalents, beginning of period	29,273	-	-
Cash and cash equivalents, end of period	$ 9,544	$ 240,566	$ 9,544
Supplemental Disclosures of Cash Flow Information
Cash Paid for:
Interest	$ 82,705	$ 26,053	$ 134,053
Income Taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION
AND CONSOLIDATED SUBSIDIARIES
A DEVELOPMENT STAGE ENTERPRISE
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

American Enterprise Development Corporation has currently one wholly owned subsidiary, Havoc Distribution, Inc. ("Havoc"). References to "AEDC" or the "Company" refer to American Enterprise Development Corporation and its subsidiary, Havoc, unless the context requires otherwise.

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

Presentation of Interim Information
The accompanying consolidated financial statements of the Company have been prepared by the Company without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. In management's opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements as of and for the nine months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the entire year.

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred recurring losses from continuing operations of $8,419,916 since our inception in 2006. Additionally, the Company has consumed $3,055,886 of cash from our operations. This condition creates an uncertainty as to our ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock either through private placements or public offerings, as well as seeking other sources of funding. There are no assurances that the Company will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain the additional financing through private placements or public offerings to support the operations of the Company. If these funds are not available, the Company may not continue our operations or execute our business plan. The conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - CONVERTIBLE DEBENTURES PAYABLE

From February 2006 through February 2007, Havoc sold $2,698,000 face amount of unsecured, two-year, 10% convertible debentures to accredited investors and a limited number of sophisticated investors in accordance with Rule 506 of Regulation D of the Securities Act of 1933, as amended. The terms of the Stock Exchange Agreement with Havoc provided that AEND acquire all the rights and obligations of Havoc under the debentures, and that the debentures be convertible into shares of AEND's common stock, rather than Havoc's common stock.

The Company, at its option, may redeem these debentures at any time prior to the maturity date. As of September 30, 2007, of the $2,698,000 of subscriptions, $2,228,602 were considered net cash proceeds (net of interest payment hold back, costs paid to the selling broker-dealer, and other costs) and were used for operating purposes by the Company.

The holders of these debentures may convert their debentures into shares of common stock on the basis of $3.34 per share at any time prior to the repayment of the debenture by the Company. The Company will not receive any cash proceeds from a conversion of debentures to common stock. The holders of debentures have the option to be paid interest monthly or have the interest compounded semi-annually and paid at maturity. Although the Company has set aside 1,200,000 shares of its common stock for possible conversion of the debentures, as of September 30, 2007, none of the debenture holders have chosen to convert any of their debentures into shares of common stock.

As of September 30, 2007, of the $2,698,000 of these debentures, debentures with a face amount of $2,089,000 have a maturity date of one year or less and are reported as a current liability under the title "Short-term portion of long-term liabilities".

NOTE 4 - NOTES PAYABLE

Notes Assumed During the Reverse Acquisition

In May 2006, the Company effected a stock exchange, which was accounted for as a reverse merger, with Havoc. As part of this transaction, Havoc, as the accounting acquiror, assumed several notes of the Company that existed before the merger.

The Company assumed a note to the Internet Business Factory in the amount of $250,097, with accrued interest of $41,423. The note bears interest at 6% annually and originally matured in June 2004, but has been extended through March 31, 2008. Subsequent to its assumption of the note, through September 30, 2007, the Company had accrued an additional $27,650 of interest.

The Company also assumed a non-interest bearing note payable to a previous shareholder in the amount of $43,111.

Notes Made Subsequent to the Reverse Acquisition

On June 2, 2006, the Company issued a note for cash in the amount of $100,000, bearing interest at 10% annually, which matured on June 2, 2007 but has been extended through March 31, 2008. As an incentive to issue the note, the Company also issued 200,000 shares to the note holder, Martin Trust, an entity related to one of our board members. The Company has accrued $13,417 of interest on this note and has made one payment of $5,000.

On February 7, 2007, the Company issued a note to Hepplewhite Corporation in the amount of $100,000 in exchange for cash. The note bears $10,000 of interest, with interest and principal due June 30, 2007, but has been extended until March 2008.  Although the note does not specify an interest rate, but rather a flat interest amount due at maturity, the Company continues to accrue interest at 25.2%, the rate implied by the original note.  As of September 30, 2007, the Company had made aggregate payments of $45,000 on this note.

On April 13, 2007, the Company issued two notes to two individuals in exchange for $50,000 in cash each. The notes bear interest at 10% and were due on August 11, 2007; however, these notes have been extended until March 31, 2008. The Company has made aggregate payments of $18,000 on these notes and has accrued interest of $3,826.

On June 25, 2007, the Company issued a note to Xnergy Capital Fund I, LLC for $150,000 in cash the note bears interest at 12%, and matures on December 25, 2007. The Company also issued Xnergy 540,000 shares of its common stock, together with the warrants described in note 5, as an incentive to make the loan. The 540,000 incentive shares issued were valued at $151,200 and recorded as a discount on the carrying value of the note, which the Company amortizes over the life of the note. Through September 30, 2007, the Company accrued interest of $4,700.

One June 30, 2007, the Company issued a note in the amount of $280,000 to Gale Force Sports in order to avoid cancellation of a marketing contract that the Company has with the Carolina Hurricanes. The note bears interest at 8% per year and contains a payment schedule as follows: $56,000 due on August 31, 2007, September 30, 2007, October 31, 2007 and November 30, 2007. The Company has not made the August, September or the October payment.

NOTE 5 - OPTIONS AND WARRANTS

On June 25, 2007, the Company awarded warrants to Xnergy Capital Fund I, LLC as additional incentives to make our $150,000 bridge loan (see note 4). The warrants have an exercise price of $0.28 and expire June 24, 2012. The Company valued these options using the Black-Scholes model using the following assumptions: risk-free rate of 4.92%, a stock volatility of 121.9%, computed using an average of similar companies' volatilities and a 5-year term. The Company valued these warrants at $35,583, which is included in interest expense. As of September 30, 2007, none of these warrants had been exercised.

The Company entered into an agreement with a consultant whereby the Company issued 300,000 three-month options to purchase our common stock at a strike price equal to 70% of the average closing bid price for the Company's shares during the lowest eight days of the prior twenty-day period preceding the date upon which the option is granted. During the three months ended September 30, 2007, the Company granted 900,000 such options pursuant to this agreement, all of which were exercised. The Company valued these options at $101,704 using the Black-Scholes options pricing model with the following assumptions: risk-free rates ranging from 4.35% to 5.23%, a stock volatility ranging from 113.73% to 127.15%, strike prices ranging from $0.17 to $0.28, and an option period of 3 months.

The following table summarizes options granted, exercised and expired.

					Nine Months Ended September 30, 2007
Grant Date	Expiration Date	Strike Price	No. of Options	Balance 12/31/06	New Grants	Exercised	Expired	Balance 9/30/07
6/30/07	6/30/12	$ 0 .280	150,000	-	150,000			150,000
7/1/07	8/1/07	$ 0.106	300,000		300,000	300,000	-	-
9/1/07		$ 0.167	300,000		300,000	300,000	-	-
10/1/07		$ 0.167	300,000		300,000	300,000	-	-
							-	-
Totals				-	1,050,000	900,000	-	150,000

NOTE 6 - COMMON STOCK

During the nine months ended September 30, 2007, the Company issued common stock of the Company as follows:

On April 13, 2007, we issued 250,000 shares of common stock to consultants for services. These shares were valued at their par value of $75 in the Company's financial statements.

On May 23, 2007, we issued 1,892,856 shares to a consulting firm related to our financing agreement with Dutchess Private Equities Fund, Ltd. We valued these shares at $567,857 and are included in "Payroll and Related Expenses".

On June 12, 2007, we issued 1,305,000 shares as compensation to members of our board of directors. We valued these shares at $326,250, which is included in "Payroll and Related Expenses".

On June 12, 2007, we issued 2,101,250 shares to various consultants for services rendered to the Company. We valued these shares at $525,313, which is included in "Payroll and Related Expenses".

On June 20, 2007, we issued 540,000 shares to Xnergy Capital Fund I, LLC as an incentive to make the Company a bridge loan in the amount of $150,000 (see note 5). We valued these shares at $151,200, which we have accounted for as a discount on the loan to be amortized over the life of the loan.

On August 30, 2007, we issued 300,000 shares of our common stock to a consultant for services pursuant to a consulting arrangement to help the Company raise working capital. We issued an additional 300,000 to this consultant upon exercise of options and received $31,875 in cash as a result. Additionally, on September 21 and September 27, 2007, we issued 300,000 shares each of common stock to the this consultant upon exercise of options and received $100,000 in cash.

Item 2 - Management's Discussion and Analysis or Plan of Operation

American Enterprise Development Corporation has currently one wholly-owned subsidiary, Havoc Distribution, Inc. ("Havoc"). References to "AEDC", the "Company", "we" or "us" refer to American Enterprise Development Corporation and its subsidiary, Havoc, unless the context requires otherwise.

Forward-Looking Statements
This Quarterly Report on Form 10-QSB contains "forward-looking statements" relating to the Company. The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. Certain statements made in this Quarterly Report may constitute forward-looking statements (within the meaning of Section 27.A of the Securities Act 1933, as amended, and Section 21.E of the Securities Exchange Act of 1934, as amended) regarding the expectations of management with respect to revenues, profitability, and adequacy of funds from operations, among other things. All statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future including statements related to new products, volume growth, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements within the meaning of the Act. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These forward-looking statements are subject to many risks and uncertainties, many of which are outside our control, that could cause actual results and events to differ materially from the statements made herein. Some, but not all, of these risks and uncertainties include:

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

The foregoing list of important factors and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission, including the risk factors described in our Annual Report on Form 10-KSB for the period ended December 31, 2006, are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, our actual results could be materially different from the results described or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts and projections and may be better or worse than anticipated. Given these uncertainties, you should not rely on forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date that they were made. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report, in order to reflect changes in circumstances or expectations or the occurrence of unanticipated events except to the extent required by applicable securities laws.

Business Overview

We develop, market and distribute energy drinks under the Havoc(r) brand names and under the brand names of various sports conferences, franchises and teams that we sponsor. We license the right to co-brand with these established sports brands and market to their fan base.

Liquidity and Capital Resources

As of September 30, 2007, we had $9,544 in cash and $7,523,232 in current liabilities. Our total current liabilities exceed our current assets of $999,862 for a net deficit working capital of $6,523,370. At December 31, 2006, our current liabilities of $1,323,066 exceeded our current assets of $1,099,525 for a net deficit working capital of $223,538. This large increase in deficit is principally due to payments coming due on our obligations with our sports team sponsors, which we are currently not able to service. Also, many of our debentures, which we began to sell in 2006, are coming due within the next twelve months.

To execute our business plan during the next twelve months, we anticipate that we will need to raise capital to produce inventories sufficient to meet our expected demand, to pay existing short-term liabilities and to service the existing long-term debt. We intend to invest in research and development expenses to expand our products and may increase employees in order to expand our sales division.

We currently are seeking financing to enable us to execute our business plan. If we are unsuccessful, we may not be able to continue as a going concern.

Results of Operations - Three Months Ended September 30, 2007

Revenues and Gross Margins

Our quarterly revenues are significantly higher since we began selling the Havoc(r) energy drink in the third quarter of 2006, as the following table shows:

Quarterly Revenues and Gross Margins

Three Months Ending:	Revenues	Gross Margins
03/31/06	-	-
06/30/06	-	-
09/30/06	$ 6,144	$ 3,270
12/31/06	12,526	6,792
03/31/07	42,224	29,378
06/30/07	135,757	38,617
09/30/07	105,294	57,679

We expect to continue to make progress with new customers and markets. However, as of September 30, 2007, our inventories of finished product have been depleted by our sales and marketing plans and we will have to replenish them in order to continue our growth. We are currently seeking financing to resume production.

Operating Expenses

Operating expenses for the three months ended September 30, 2007 were $1,446,485 versus $374,512 for the three months ended September 30, 2006, an increase of $1,071,973. Increases in promotional expenses for our sports contracts, increases in payroll expenses, and legal and professional expenses incurred in connection with the development of the Company's business were the principal reasons for this increase.

Promotional expenses for the three months ended September 30, 2007 were $928,428 compared to $94,924 for the same period in 2006. These expenses are the direct result of the increase in number of license agreements the Company has entered into in connection with the promotion of its products.

Payroll and related expenses incurred during the three months ended September 30, 2007 were $192,219 compared to $109,185 during the same period for 2006, an increase of $$83,034, or 76% increase. This is primarily due to an increase in the number of employees and consultants used to implement the Company's business plan.

General and administrative expenses incurred during the three months ended September 30, 2007 were $223,565 compared to $101,997 during the same period for 2006, an increase of $121,568, or 119%, which was primarily due to non-cash administrative costs paid in common stock and options to purchase common stock. We incurred these expenses in order to implement the Company's business plan.

In addition, legal and professional costs for the three months ended September 30, 2007 were $25,369, which was a decrease of $7,122 compared to the corresponding period of 2006. The decrease in 2007 is primarily due to efficiencies obtained in our compliance reporting.

Of the $5,896,970 in operating expenses for the nine months ended September 30, 2007, $1,607,706 results from non-cash issuances of common stock and options in exchange for services. Much of the remainder of the operating expenses results from promotional expenses under our contracts with various sports organizations which we continue to accrue according to the contractual payment terms.

Interest Expense

Our interest expense increased to $138,537 for the three months ended September 30, 2007, compared with $83,865 for the same period in 2006. This increase is due to the interest-bearing debt that we have issued in 2007 to finance our operations.

Results of Operations - Nine Months Ended September 30, 2007

Revenues and Gross Margins

As described above, our revenues have increased significantly since we began selling the Havoc(r) energy drink in the third quarter of 2006. Revenues for the nine months ended September 30, 2007 were $283,275, as compared to $6,144 for the same period in 2006. This increase is primarily the result of increased sales efforts and having nine months of sales in 2007, whereas we had only three months of sales in 2006.

Gross margins for the nine months ended September 30, 2007 were $125,674, or 44% of revenues, as compared to $3,270, or 53% of revenues, for the same period in 2006.

Operating Expenses

Operating expenses for the nine months ended September 30, 2007 were $5,896,970 versus $552,258 for the nine months ended September 30, 2006, an increase of $5,344,612. Of the $5,896,970 in operating expenses for the nine months ended September 30, 2007, $1,607,706 results from non-cash issuances of common stock and options in exchange for services. Much of the remainder of the operating expenses results from promotional expenses under our contracts with various sports organizations, which we continue to accrue according to the contractual payment terms.

Promotional expenses for the nine months ended September 30, 2007 were $3,252,990 compared to $95,658 for the same period in 2006, an increase of $3,157,332. These expenses are the direct result of the increase in number of license agreements the Company has entered into in connection with the promotion of its products.

Payroll and related expenses incurred during the nine months ended September 30, 2007 were $1,961,669 compared to $237,185 during the same period for 2006, an increase of $1,724,484. This increase is primarily due to an increase in the number of employees and consultants used to implement the Company's business plan.

General and administrative expenses incurred during the nine months ended September 30, 2007 were $380,544 compared to $137,263 during the same period for 2006, an increase of $243,281, which was primarily due to non-cash administrative costs paid in common stock and options to purchase common stock. We incurred these expenses in order to implement the Company's business plan.

In addition, legal and professional costs for the nine months ended September 30, 2007 were $181,916, which was an increase of $137,379 compared to the corresponding period of 2006. The increase is primarily due to legal and professional expenses related to additional agreements we executed and the filing of a Registration Statement on Form SB-2 and a Registration on Form S-8 in August 2007.

Interest Expense

Our interest expense increased to $376,015 for the nine months ended September 30, 2007, compared with $85,182 for the same period in 2006. This increase is due to the interest-bearing debt that we have issued in 2007 to finance our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3 - Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act are accumulated and communicated to management, including our Chairman, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company. As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. The CEO has concluded that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) do not adequately meet intended objectives and are not effective as of September 30, 2007. This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. We understand the importance of strong disclosure controls and procedures and are currently in the process of developing a plan to address these issues.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting; however, we are currently investigating ways to change and improve the deficiencies addressed above.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Spencer Suderman, dba Spencer Suderman Airshows ("Suderman") v. American Enterprise Development Corporation, Case No. PC041219, County of Los Angeles, California Superior Court (originally filed on August 17, 2007). Suderman, an airplane owner-operator and airshow performer, brought suit against the Company, CK Williams, the Company's Chief Executive Officer and a Director, Andre Nicholson, the Company's Vice President, and Sports Media, Inc. alleging breach of contract, fraud, invasion of privacy, and unjust enrichment for unspecified compensatory, consequential, and punitive damages. The suit claims that the Company failed to perform as required under an agreement in that the Company failed to use Suderman for subsequent airshows after one airshow for which the Plaintiff was paid. The Company believes that this lawsuit is without merit and is vigorously defending its position.

New York Islanders Hockey Club, LP v. Havoc Distribution, Inc. U.S. District Court, Eastern District of New York, No. 07-cv-2720 (originally filed on July 5, 2007). The New York Islanders Hockey Club is a professional sports team with whom Sports Media, Inc. (as agent for the Company) negotiated a sponsorship agreement with the Company for three seasons commencing in 2006 and terminating in 2009. The plaintiff in this case is alleging that the Company breached the terms of the sponsorship agreement by failing to make certain payments required under the sponsorship agreement, and is seeking damages in the sum of $795,000 plus interest. The Company believes, however, that after the agreement was signed, modifications were made, including payment accommodations, that the plaintiff did not honor. The plaintiff has acknowledged to the Company its intent to resume the agreement when payment arrearages are cured. The Company believes that the lawsuit is unjustified and is vigorously defending its position.

We are also a party to legal actions arising in the ordinary course of our business. In the opinion of our management, the liability, if any, under these claims is either adequately covered by insurance or would not have a material adverse effect on us.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On August 30, 2007, we issued 300,000 shares of our common stock to a consultant for services rendered. We issued an additional 300,000 shares to this consultant upon the exercise of options for $31,875. Additionally, on September 21 and September 27, 2007, we issued 300,000 shares each of common stock to the this consultant upon exercise of options and received $100,000 in cash. These shares were issued in reliance upon the exemption from registration under Section 4(2) and Regulation D of the Securities Act of 1933, as amended (the "Securities Act"), as the consultant was considered an "accredited investor" as defined in Rule 501 of the Securities Act. This issuance qualified for exemption from registration because (i) the securities were issued to an accredited investor only; (ii) the Company did not engage in any general solicitation or advertising to market the securities; and (iii) the consultant received "restricted securities."

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit Index

			Incorporated by reference
No.	Name of Exhibit	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Stock Exchange Agreement dated May 16, 2006 between American Enterprise Development and Selling Shareholders of Havoc Distribution, Inc		8-K		2.1	05/23/06
3.1	Amended Articles of Incorporation		8-K		3.1	12/28/06
3.2	Bylaws		SB-2		3.2	08/06/01
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15a-14(a)	*
32.1	Certification of Chief Executive Officer Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ENTERPRISE DEVELOPMENT CORPORATION

Date: 11/19/07

Signature:	/s/ Carey Kent Williams
Carey Kent Williams, CEO and acting CFO